Form 10-Q
period 2009-06-30
HealthMarkets, Inc.
filed 2009-08-13
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-14953

HEALTHMARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2044750 (I.R.S. Employer Identification Number)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 31, 2009 the registrant had 26,777,074 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,692,138 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Second Quarter 2009 Form 10-Q

HEALTHMARKETS, INC.
and Subsidiaries

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: June 30, 2009 — $817,980; December 31, 2008 — $855,137)	$797,780	$805,026
Equity securities, at fair value (cost: June 30, 2009 — $196; December 31, 2008 — $178)	224	210
Trading securities, at fair value	14,259	11,937
Short-term and other investments	309,962	210,433

Total investments	1,122,225	1,027,606
Cash and cash equivalents	—	100,339
Student loan receivables	74,660	78,837
Restricted cash	7,335	7,881
Investment income due and accrued	12,006	13,304
Reinsurance recoverable – ceded policy liabilities	372,639	384,801
Agent and other receivables	30,026	37,954
Deferred acquisition costs	72,134	72,151
Property and equipment, net	53,079	63,198
Goodwill and other intangible assets	86,756	87,555
Recoverable federal income taxes	11,989	10,177
Other assets	31,097	32,910

	$1,873,946	$1,916,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$469,970	$486,174
Claims	375,466	415,748
Unearned premiums	55,132	61,491
Other policy liabilities	8,660	9,633
Accounts payable and accrued expenses	42,061	58,571
Other liabilities	89,610	94,346
Deferred federal income taxes	38,798	23,495
Debt	481,070	481,070
Student loan credit facility	81,000	86,050
Net liabilities of discontinued operations	2,078	2,210

	1,643,845	1,718,788
Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,000,062 issued and 26,777,073 outstanding at June 30, 2009; 27,000,062 issued and 26,887,281 outstanding at December 31, 2008. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,723,516 outstanding at June 30, 2009; 4,026,104 issued and 2,741,240 outstanding at December 31, 2008	310	310
Additional paid-in capital	46,064	54,004
Accumulated other comprehensive loss	(21,030)	(41,970)
Retained earnings	239,970	227,686
Treasury stock, at cost (222,989 Class A-1 common shares and 1,302,588 Class A-2 common shares at June 30, 2009; 112,781 Class A-1 common shares and 1,284,864 Class A-2 common shares at December 31, 2008)	(35,213)	(42,105)

	230,101	197,925

	$1,873,946	$1,916,713

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE
Health premiums	$250,503	$326,038	$513,643	$643,303
Life premiums and other considerations	624	17,761	1,342	36,516

	251,127	343,799	514,985	679,819
Investment income	11,035	17,530	21,351	39,362
Other income	15,536	20,539	32,777	42,731
Total other-than-temporary impairment losses	(2,683)	(5,581)	(4,078)	(5,581)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	(2,683)	(5,581)	(4,078)	(5,581)
Realized gains	1,533	965	1,555	2,342

	276,548	377,252	566,590	758,673
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	142,080	226,038	309,679	450,295
Underwriting, acquisition, and insurance expenses	98,376	139,678	179,276	267,984
Other expenses	21,908	33,840	41,914	60,791
Interest expense	8,184	10,422	17,693	21,594

	270,548	409,978	548,562	800,664

Income (loss) from continuing operations before income taxes	6,000	(32,726)	18,028	(41,991)
Federal income tax expense (benefit)	2,807	(13,461)	6,812	(16,402)

Income (loss) from continuing operations	3,193	(19,265)	11,216	(25,589)

Income from discontinued operations, net	16	36	51	67

Net income (loss)	$3,209	$(19,229)	$11,267	$(25,522)

Basic earnings per share:
Income (loss) from continuing operations	$0.11	$(0.63)	$0.38	$(0.83)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, basic	$0.11	$(0.63)	$0.38	$(0.83)

Diluted earnings per share:
Income (loss) from continuing operations	$0.11	$(0.63)	$0.37	$(0.83)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, diluted	$0.11	$(0.63)	$0.37	$(0.83)

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$3,209	$(19,229)	$11,267	$(25,522)
Implementation effect upon adoption of SFAS FSP No. 115-2	1,017	—	1,017	—

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	21,670	(14,547)	26,771	(17,998)
Reclassification for investment (gains) losses included in net income (loss)	3,035	91	3,030	(414)
Other-than-temporary impairment losses recognized in OCI	(1,565)	—	(1,565)	—

Effect on other comprehensive income (loss) from investment securities	23,140	(14,456)	28,236	(18,412)

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	(409)	5,351	(899)	(1,980)
Reclassification adjustments included in net income (loss)	2,248	1,763	4,880	2,297

Effect on other comprehensive income from hedging activities	1,839	7,114	3,981	317

Other comprehensive income (loss) before tax	24,979	(7,342)	32,217	(18,095)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8,743	(2,544)	11,277	(6,319)

Other comprehensive income (loss) net of tax	16,236	(4,798)	20,940	(11,776)

Comprehensive income (loss)	$20,462	$(24,027)	$33,224	$(37,298)

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net income (loss)	$11,267	$(25,522)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Income) loss from discontinued operations	(51)	(67)
Realized gains	3,013	3,239
Change in deferred income taxes	3,479	(1,354)
Depreciation and amortization	14,614	13,750
Amortization of prepaid monitoring fees	6,250	6,250
Equity based compensation expense	2,285	(520)
Other items, net	6,867	10,626
Changes in assets and liabilities:
Investment income due and accrued	1,298	2,784
Due premiums	2,086	558
Reinsurance recoverable – ceded policy liabilities	12,162	23,152
Agent and other receivables	6,129	33,329
Deferred acquisition costs	17	16,642
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	(1,812)	(21,231)
Policy liabilities	(59,814)	(5,924)
Other liabilities and accrued expenses	(13,129)	(16,949)

Cash (used in) provided by continuing operations	(17,839)	26,263
Cash (used in) provided by discontinued operations	(81)	(136)

Net cash (used in) provided by operating activities	(17,920)	26,127

Investing Activities:
Student loan receivables
Purchases and originations	(1,371)	(2,479)
Repayments	4,576	6,492
Securities available for sale	32,775	12,441
Short-term and other investments, net	(99,573)	862
Purchases of property and equipment	(1,367)	(10,364)
Proceeds from subsidiaries sold, net of cash disposed of $437	(440)	—
Change in restricted cash	546	—
Decrease (increase) in agent receivables	(1,811)	(815)

Cash (used in) provided by continuing operations	(66,665)	6,137
Cash (used in) provided by discontinued operations	—	129

Net cash (used in) provided by investing activities	(66,665)	6,266

Financing Activities:
Repayment of student loan credit facility	(5,050)	(7,100)
Decrease in investment products	(4,004)	(4,796)
Increase in cash overdraft	4,383	—
Proceeds from shares issued to agent plans and other	4,415	7,334
Purchases of treasury stock	(14,390)	(37,878)
Excess tax reduction from equity based compensation	(1,108)	(167)

Cash used in continuing operations	(15,754)	(42,607)
Cash used in discontinued operations	—	—

Net cash used in financing activities	(15,754)	(42,607)

Net change in cash and cash equivalents	(100,339)	(10,214)
Cash and cash equivalents at beginning of period	100,339	14,309

Cash and cash equivalents at end of period in continuing operations	$—	$4,095

Supplemental disclosures:
Income taxes paid	$6,279	$6,481

Interest paid	$19,878	$19,621

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the periods presented. The accompanying December 31, 2008 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. Certain amounts in the prior period financial statements have been reclassified to conform to the 2009 financial statement presentation. We have evaluated subsequent events for recognition or disclosure through August 12, 2009, which was the date we filed this Form 10-Q with the SEC. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Concentrations
     Through the Self-Employed Agency Division (“SEA”) Division, the Company’s insurance company subsidiaries provide health insurance products in 42 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance company subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. The three principal membership associations in the self-employed market that make available to their members our health insurance products are the Alliance for Affordable Services (“AAS”), the National Association for the Self-Employed (“NASE”) and Americans for Financial Security (“AFS”). During the six months ended June 30, 2009, the Company issued approximately 45% of our new policies through AAS, approximately 17% of our new policies through NASE and approximately 22% of our new policies through AFS.
     Additionally, during the six months ended June 30, 2009, the Company generated approximately 56% of its health premium revenue from the following 10 states:

Percentage
California	13%
Texas	8%
Florida	7%
Massachusetts	6%
Illinois	5%
Washington	4%
North Carolina	4%
Maine	3%
Wisconsin	3%
Pennsylvania	3%

56%
Deferred Acquisition Costs (“DAC”) – 2009 Change in Estimates
     Prior to January 1, 2009, the basis for the amortization period on deferred lead costs and the portion of DAC associated with commissions paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, the Company refined its estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over sixty months, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of the Company’s insurance policies. Policies issued before January 1, 2009 will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.
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
     These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $2.2 million and $7.3 million, respectively, for the three and six months ended June 30, 2009.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”), which recognizes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB. Additionally, rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws will also continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, at which time, the Codification will supersede all then-existing non-SEC accounting and reporting standards.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which modifies financial reporting for variable interest entities (“VIEs”). Under SFAS No. 167, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made it determining whether it must consolidate a VIE. Any changes in consolidated entities resulting from a Company’s analysis must be applied retrospectively to prior period financial statements. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 167 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140, (“SFAS No. 166”), which provides greater transparency about transfers of financial assets. SFAS No. 166 requires companies to determine whether the transferor or companies included in the transferor’s financial statements have surrendered control over transferred financial assets. In making such determination, companies are required to consider the continuing involvement by the transferor in the transferred financial asset. SFAS No. 166 modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, this FSP removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. SFAS No. 166 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.
     In May 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Additionally, SFAS No. 165 clarifies the circumstances under which an entity should recognize in the financial statements, the effects of events or transactions occurring after the balance sheet date, and required disclosures for such events and transactions. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated condensed financial statements
     In April 2009, the Company adopted FASB Staff Position (“FSP”) SFAS No. 157-4, Determining The Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”), which amends SFAS No. 157, Fair Value Measurements (“SFAS No. 157"). Under SFAS No. 157, companies were to assume that fair value measurements were determined when an asset was to be exchanged in an orderly transaction between market participants to sell the asset at the measurement date under current market conditions. FSP SFAS No. 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 when the market activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. Furthermore, FSP SFAS No. 157-4 requires disclosure in interim and annual periods for the inputs and valuation techniques used to measure fair value. Additionally, FSP SFAS No. 157-4 requires an entity to disclose a change in valuation technique resulting from the application of FSP SFAS No. 157-4, and to quantify such effects. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s consolidated condensed financial statements.
     In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, the Company adopted FSP SFAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 requires companies to provide disclosures about fair value of financial instruments in both interim and annual financial statements. Additionally, under this FSP, companies are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The adoption of FSP SFAS No. 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated condensed financial statements.
     In April 2009, the Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FSP SFAS No. 115-2 and SFAS No. 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this FSP, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. Such assessment may result in the recognition of an other-than-temporary impairment related to a credit loss in the statement of income and the recognition of an other-than-temporary impairment related to a non-credit loss in accumulated other comprehensive income on the balance sheet. To avoid recognizing the entire other-than-temporary impairment in the statement of income, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, at adoption, a company is permitted to make a one-time cumulative-effect adjustment for securities held at adoption for which an other-than-temporary impairment related to a non-credit loss had been previously recognized. Upon adoption of FSP SFAS No. 115-2 and SFAS No. 124-2, the Company recognized such tax-effected cumulative effect as an increase to the opening balance of retained earnings for $1.0 million with a corresponding decrease to accumulated other comprehensive income, with no overall change to shareholders’ equity. See Note 4 of Notes to Consolidated Condensed Financial Statements.
     On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in SFAS No. 133. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position and results of operations. The expanded disclosures regarding derivative instruments and hedging activities are included in Note 6 of Notes to Consolidated Condensed Financial Statements.
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

2. DISPOSITIONS
Exit from Life Insurance Division Business
          On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). In connection with the reinsurance transaction, the Company recognized an impairment loss to the Life Insurance Division’s DAC of approximately $13.0 million and $4.5 million related to legal fees, employee termination costs and other costs for the three months ended June 30, 2008. During the second quarter of 2009, the Company recorded the final settlement on the reinsurance transaction, pursuant to the Coinsurance Agreements, which resulted in a $978,000 gain. Such gain was recorded in “Realized gains” on the consolidated condensed statement of income (loss).
Student Loans
          In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD, Inc. and UICI Funding Corp. 2 (“UFC2”), and the related student association. In connection with the transactions contemplated by the Stock Purchase Agreement, the Company recognized a $5.3 million loss on the condensed consolidated statement of income (loss) at June 30, 2008 related to the reduction in the value of the Company’s student loan portfolio. The closing of the Stock Purchase Agreement did not occur due to certain closing conditions that were not satisfied. The Stock Purchase Agreement provides that either party may terminate the agreement if the closing has not occurred by May 31, 2009. Wilton provided written notice of termination of the Stock Purchase Agreement effective August 10, 2009.
          Prior to June 30, 2009, the Company had presented the assets and liabilities of CFLD, Inc. and UFC2 as held for sale on its consolidated condensed balance sheet and included the results of operations of CFLD, Inc. and UFC2 in discontinued operations on its consolidated condensed statement of income (loss). As the closing of the Stock Purchase Agreement did not occur, the Company reclassified the assets and liabilities of CFLD and UFC2 out of held for sale and reclassified the results of operations from discontinued operations to continuing operations for all periods presented. Such reclassification in the condensed consolidated statement of income (loss) resulted in an increase in “Loss from continuing operations” of $3,581 and $5,289 for the three and six months ended June 30, 2008, respectively.
          In accordance with the terms of the Coinsured Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of June 30, 2009, approximately $1.2 million of student loans have been funded under this agreement.
Sale of ZON-Re
          The Company’s Other Insurance Division consisted of ZON-Re USA, LLC (“ZON-Re”), an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators.
          On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement (the “Acquisition Agreement”) for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC (“Venue Re”). The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000. The Company will continue to reflect the existing insurance business in its financial statements to final termination of substantially all liabilities.

Exit from the Medicare Market
          In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans — called HealthMarkets Care Assured PlansSM — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year. For the three months ended June 30, 2008, the Company recognized a $4.9 million expense associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was for member months over the three year term of the contract covering calendar years 2008 through 2010.
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
          The Company evaluates the various types of securities in its investment portfolio to determine the appropriate level in the fair value hierarchy based upon trading activity and the observability of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third party sources. The Company’s procedures generally include, but are not limited to, initial and ongoing evaluation of methodologies used by independent third parties and monthly analytical reviews of the prices against current pricing trends and statistics.
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
          If quoted market prices and independent third party valuation information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. On occasions when pricing service data is unavailable, the Company may rely on bid/ask spreads from dealers in determining the fair value. When dealer quotations are used to assist in establishing the fair value, the Company generally obtains one quote per instrument. The quotes obtained from dealers or brokers are generally non-binding. When dealer quotations are used, the Company uses the mid-mark as fair value. When broker or dealer quotations are used for valuation or price verification, greater priority is given to executable quotes. As part of the price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments.
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
          As of June 30, 2009, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $101.0 million of “Corporate debt and other” classified as Level 2, $1.7 million of “Corporate debt and other” classified as Level 3 and $1.4 million of “Mortgage and asset-backed” investments classified as Level 3. The $101.0 million of “Corporate debt and other” investments classified as Level 2 noted above includes $86.3 million of an investment grade corporate bond issued by UnitedHealth Group that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006.
Fair Value Hierarchy on a Recurring Basis
          Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Assets at Fair Value as of June 30, 2009

In thousands	Level 1	Level 2	Level 3	Total
U.S. and U.S. Government agencies	$5,135	$35,013	$—	$40,148
Corporate debt and other	2,833	383,561	—	386,394
Collateralized debt obligations	—	—	2,563	2,563
Residential backed issued by agencies	—	91,889	—	91,889
Commercial backed issued by agencies	—	8,711	—	8,711
Residential backed	—	4,718	—	4,718
Commercial backed	—	70,874	1,424	72,298
Asset backed	—	19,568	360	19,928
Municipals	—	163,831	7,301	171,132
Corporate equities	29	—	—	29
Trading securities	—	—	14,259	14,259
Put options (1)	—	—	741	741
Short-term and other investments (2)	284,224	6,304	140	290,668

	$292,221	$784,469	$26,788	$1,103,478

(1)	Included in “Other assets” on the consolidated condensed balance sheet.

(2)	Amount excludes $19.3 million of short term other investments which are not subject to fair value measurement.
Liabilities at Fair Value as of June 30, 2009

In thousands	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$11,511	$—	$11,511
Agent and employee plans	—	—	13,184	13,184

	$—	$11,511	$13,184	$24,695

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
          The Company also holds a small number of fixed income investments, including certain mortgage and asset backed securities, and collateralized debt obligations, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. The Company estimates the fair value of its entire portfolio of municipal auction rate securities based on non-binding quotes received from independent third parties due to limited activity and market data for auction rate securities, resulting from liquidity issues in the global credit and capital markets. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of June 30, 2009, the fair values of certain municipal auction rate securities, collateralized debt obligations and mortgage and asset-backed securities which represent approximately 1.5% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.
          Beginning in 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for the investment. The Company continues to fair value the debt obligation as such during 2009.
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
Put Options
          The put options that the Company owned as of June 30, 2009 are directly related to the agreements the Company entered into with UBS during 2008 to facilitate the repurchase of certain auction rate municipal securities. The options are carried at fair value which is related to the fair value of the auction rate securities (see Trading securities above).
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
Changes in Level 3 Assets and Liabilities
          The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three and six months ended June 30, 2009.
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2009

			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$1,780	$783	$—	$—	$—	$2,563
Commercial backed	1,450	62	(88)	—	—	1,424
Asset backed	350	10	—	—	—	360
Municipals	7,378	(77)	—	—	—	7,301
Trading securities	14,475	(216)	—	—	—	14,259
Put options	525	216	—	—	—	741
Other invested assets	251	(7)	(103)	—	—	141

Liabilities
Agent and employee stock plans	$11,459	$—	$1,725	$—	$—	$13,184
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2009

			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$2,585	$1,373	$—	$(1,395)	$—	$2,563
Commercial backed	1,494	98	(168)	—	—	1,424
Asset backed	252	108	—	—	—	360
Municipals	6,539	762	—	—	—	7,301
Trading securities	11,937	2,422	(100)	—	—	14,259
Put options	3,163	(2,422)	—	—	—	741
Other invested assets	476	(107)	(228)	—	—	141

Liabilities
Agent and employee stock plans	$18,158	$—	$(4,974)	$—	$—	$13,184

(1)	Realized losses for the period are included in “Realized gains” on the Company’s consolidated condensed statement of income (loss).
Fair Value Option
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), provides a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company adopted SFAS No. 159 in the fourth quarter of 2008 for certain put options that were acquired during 2008. Such put options are recorded in “Other assets” on the consolidated condensed balance sheet.
Investments not reported at fair value
          Other investments primarily consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.

4. INVESTMENTS
          The Company’s investments consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(In thousands)
Securities available for sale
Fixed maturities	$797,780	$805,026
Equity securities	224	210
Trading securities	14,259	11,937
Short-term and other investments	309,962	210,433

Total investments	$1,122,225	$1,027,606

          Available for sale fixed maturities are reported at fair value which was derived as follows:

	June 30, 2009
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$38,791	$1,357	$—	$—	$40,148
Collateralized debt obligations	2,335	443	(216)	—	2,562
Residential backed issued by agencies	88,578	3,316	(6)	—	91,888
Commercial backed issued by agencies	8,392	318	—	—	8,710
Residential backed	5,003	8	(292)	—	4,719
Commercial backed	76,360	34	(4,097)	—	72,297
Asset backed	22,627	247	(2,946)	—	19,928
Corporate bonds and municipals	569,692	7,884	(25,368)	—	552,208
Other	6,202	—	(882)	—	5,320

Total fixed maturities	$817,980	$13,607	$(33,807)	$—	$797,780

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$36,014	$1,794	$—	$37,808
Collateralized debt obligations	3,700	—	(1,115)	2,585
Residential backed issued by agencies	72,468	1,910	(6)	74,372
Commercial backed issued by agencies	37,406	781	(53)	38,134
Residential backed	6,340	—	(878)	5,462
Commercial backed	76,959	—	(8,427)	68,532
Asset backed	25,011	70	(6,148)	18,933
Corporate bonds and municipals	590,996	4,229	(41,985)	553,240
Other	6,243	—	(283)	5,960

Total fixed maturities	$855,137	$8,784	$(58,895)	$805,026

          The amortized cost and fair value of available for sale fixed maturities at June 30, 2009, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$36,698	$36,812
Over 1 year through 5 years	198,505	197,364
Over 5 years through 10 years	241,756	229,469
Over 10 years	140,059	136,591

	617,018	600,236
Mortgage and asset backed securities	200,962	197,544

Total fixed maturities	$817,980	$797,780

          See Note 3 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.

          A summary of net investment income sources is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Fixed maturities	$9,984	$14,457	$19,690	$29,163
Equity securities	45	20	17	(9)
Short-term and other investments	810	2,731	1,266	9,553
Agent receivables	685	812	1,346	1,651

	11,524	18,020	22,319	40,358
Less investment expenses	489	490	968	996

	$11,035	$17,530	$21,351	$39,362

Realized Gains
          Realized gains and losses on sales of investments are recognized in net income (loss) on the specific identification basis and include write downs on those investments deemed to have an other than temporary decline in fair values. Gains and losses on trading securities are reported in “Realized gains” on the consolidated condensed statements of income (loss).
          Fixed maturities
          Proceeds from the sale and call of investments in fixed maturities were $13.4 million and $15.1 million for the three and six months ended June 30, 2009, respectively, and $76.1 million and $127.1 million for the three and six months ended June 30, 2008, respectively. Gross gains of $1.0 million and $1.0 million were realized on the sale and call of fixed maturity investments for the three and six months ended June 30, 2009, respectively. Gross gains of $468,000 and $973,000 and gross losses of $559,000 and $559,000 were realized on the sale and call of fixed maturity investments for the three and six months ended June 30, 2008, respectively.
          Equity securities
          The Company realized no gains or losses on equity securities during the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008.
          Trading securities
          The Company accounts for certain put options that were acquired during 2008 as trading securities. The Company recognized gross realized gains of $216,000 and $0 for the three and six months ended June 30, 2009, respectively, and gross realized losses of $0 and $2.4 million for the three and six months ended June 30, 2009, respectively, in the consolidated condensed statement of income (loss).
Unrealized Gains (Losses)
          Unrealized investment gains and losses on available for sale securities, net of applicable deferred income tax, are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on net income (loss).
          Set forth below is a summary of gross unrealized losses in its fixed maturities as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	688	136	195	80	883	216
Residential backed issued by agencies	501	5	1,981	1	2,482	6
Residential backed	—	—	3,964	292	3,964	292
Commercial backed	—	—	69,854	4,097	69,854	4,097
Asset backed	—	—	16,130	2,946	16,130	2,946
Corporate bonds and municipals	12,329	607	283,473	24,761	295,802	25,368
Other	—	—	5,318	882	5,318	882

Total	$13,518	$748	$380,915	$33,059	$394,433	$33,807

	December 31, 2008
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	—	—	2,310	1,115	2,310	1,115
Residential backed issued by agencies	49	—	2,361	59	2,410	59
Residential backed	—	—	5,461	878	5,461	878
Commercial backed	28,432	2,960	40,100	5,468	68,532	8,428
Asset backed	—	—	13,072	6,148	13,072	6,148
Corporate bonds and municipals	117,143	6,877	289,731	35,107	406,874	41,984
Other	—	—	5,960	283	5,960	283

Total	$145,624	$9,837	$358,995	$49,058	$504,619	$58,895

          Of the $748,000 in unrealized losses that had existed for less than twelve months, three securities had an unrealized loss in excess of 10% of the security’s cost, which was attributable to the one collateralized debt obligation and two corporate bonds. The amount of unrealized loss with respect to these three securities was $570,000 at June 30, 2009.
          Of the $33.1 million in unrealized losses that have existed for twelve months or longer, twenty-seven securities had unrealized losses in excess of 10% of the security’s cost, of which one was a Collateralized debt obligation, one was Residential backed security, one was Commercial backed security, seven were Asset backed securities, sixteen were Corporate bonds and municipals and one was in Other in the table above. The amount of unrealized loss with respect to those securities was $15.0 million at June 30, 2009 of which $80,000 relates to a Collateralized debt obligation, $520,000 relates to one was Commercial backed security, $2.3 million relates to Asset backed securities, $11.1 million relates to Corporate bonds and municipals and $882,000 relates to the one Other security.
          As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in the U.S. has been volatile during 2008 and 2009, and challenging market conditions have persisted throughout the first six months of 2009. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to our cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of June 30, 2009, the unrealized loss in these investments is temporary.
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
          Equity securities
          Gross unrealized investment gains (losses) on equity securities were $1,000 and $(3,000) for the three and six months ended June 30, 2009, respectively, and $(5,000) and $(7,000) for the three and six months ended June 30, 2008, respectively.
          Other-than-temporary impairments
          Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, the Company assesses whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its remaining amortized cost basis, the Company will determine the amount of the impairment related to a credit loss and the amount related to other factors.
          During the three months and six months ended June 30, 2009, the Company recognized other-than-temporary impairments of $2.7 million and $4.1 million, respectively. Impairments recognized in the second quarter of 2009 resulted from two debt obligation securities, which were subsequently sold in July 2009. These impairments, which the Company deemed to be other-than-temporary reductions, were attributable to credit losses and, as such, these impairments were recorded in the consolidated condensed statement of income (loss). During the three and six months ended June 30, 2008, the Company recognized impairment charges of $5.6 million primarily related to certain investments in collateralized debt obligations. These impairment charges resulted from other than temporary reductions in the fair value of the investments compared to the Company’s cost basis.
          Upon adoption of FSP SFAS No. 115-2 and 124-2, the Company recorded a cumulative-effect adjustment for debt securities held at adoption for which an other-than-temporary impairment had been previously recognized. The Company recognized such tax-effected cumulative effect of initially applying FSP SFAS No. 115-2 and 124-2 as an adjustment to “Retained earnings” for $1.0 million, net of tax with a corresponding adjustment to “Accumulated other comprehensive income.”

				Reductions for	Credit losses on debt
				increases in cash	securities for which
Cumulative OTTI	Additions to OTTI	Additions for OTTI		flows expected to be	a portion of
credit losses	securities where no	securities where	Reductions for	collected that are	an OTTI was
recognized for	credit losses were	credit losses have	securities sold	recognized over the	recognized in
securities still held at	recognized prior to	been recognized prior	during the period	remaining life of the	OCI at
April 1, 2009	April 1, 2009	to April 1, 2009	(realized)	security	June 30, 2009
(In thousands)
$28,012	$2,683	$—	$(1,521)	$(224)	$28,950
5. DEBT
          On April 5, 2006, the HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At June 30, 2009, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
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

     The following table sets forth detail of the Company’s debt and interest expense:

		Interest Expense
	Principal Amount	Three Months Ended		Six Months Ended
	at	June 30,		June 30,
	June 30, 2009	2009	2008	2009	2008
	(In thousands)
2006 credit agreement:
Term loan	$362,500	$4,060	$5,168	$9,020	$10,593
$75 Million revolver (non-use fee)	—	115	35	143	72
Trust preferred securities:
UICI Capital Trust I	15,470	178	249	379	541
HealthMarkets Capital Trust I	51,550	555	762	1,191	1,766
HealthMarkets Capital Trust II	51,550	1,091	1,091	2,169	2,181
Other:
Other interest	—	788	1,054	1,566	2,096
Amortization of financing fees	—	1,183	1,121	2,359	2,222

Total	$481,070	$7,970	$9,480	$16,827	$19,471
Student Loan Credit Facility	81,000	214	942	866	2,123

Total	$562,070	$8,184	$10,422	$17,693	$21,594

     The fair value of the Company’s long-term debt was $388.8 million and $317.4 million at June 30, 2009 and December 31, 2008, respectively. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Student Loan Credit Facility
     At June 30, 2009 and December 31, 2008, the Company had an aggregate of $81.0 million and $86.1 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At June 30, 2009 and December 31, 2008, indebtedness outstanding under the Student Loan Credit Facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $75.8 million and $80.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $5.3 million and $5.9 million, respectively.
     The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
     The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”) issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three and six months ended June 30, 2009, the Company made principal payments of approximately $2.8 million and $5.1 million, respectively, and during the three and six months ended June 30, 2008, the Company made principal payments of approximately $4.3 million and $7.1 million, respectively, on the SPE notes.
6. DERIVATIVES
     HealthMarkets uses derivative instruments, specifically interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The Company accounts for such interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These swap agreements are designed as hedging instruments and the Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. The fair values of the interest rate swaps are contained in Note 3 of Notes to

Consolidated Condensed Financial Statements. In assessing the fair value, the Company takes into consideration the current interest rates and the current creditworthiness of the counterparties, as well as the current creditworthiness of the Company, as applicable.
     At June 30, 2009, the Company owned two interest rate swap agreements with an aggregate notional amount of $200 million. The terms of the swaps are 4 and 5 years beginning on April 11, 2006. Additionally, the Company owned a 3 year swap, which matured on April 11, 2009.
     The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of June 30, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2009	2008		2009	2008
	(In thousands)
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps		$—	$—	Other liabilities	$11,511	$13,538

Total derivatives		$—	$—		$11,511	$13,538

     The tables below represent the effect of derivative instruments in hedging relationships under SFAS No. 133 on the Company’s consolidated condensed statements of income (loss) for the three and six months ended June 30, 2009 and 2008:
Derivative Instruments in Hedging Relationships Under SFAS No. 133 for the Three Months Ended June 30, 2009

Location of (Gain)
Loss Recognized in
			Location of Gain			Income on Derivative
			(Loss) from			(Ineffective Portion	Amount of (Gain) Loss
			Accumulated OCI	Amount of Interest Expense		and Amount	Recognized in Income on
	Amount of Gain (Loss)		into Income	(Income) Reclassified from		Excluded from	Derivative (Ineffective Portion
	Recognized in OCI on		(Effective	Accumulated OCI into Income		Effectiveness	and Amount Excluded from
	Derivative (Effective Portion)		Portion)	(Expense) (Effective Portion)		Testing)	Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
(In thousands)
Interest rate swaps	$(409)	$5,351	Interest expense	$2,070	$1,573	Investment income	$178	$190

Derivative Instruments in Hedging Relationships Under SFAS No. 133 for the Six Months Ended June 30, 2009

Location of (Gain)
Loss Recognized in
			Location of Gain			Income on Derivative
			(Loss) from			(Ineffective Portion	Amount of (Gain) Loss
			Accumulated OCI	Amount of Interest Expense		and Amount	Recognized in Income on
	Amount of Gain (Loss)		into Income	(Income) Reclassified from		Excluded from	Derivative (Ineffective Portion
	Recognized in OCI on		(Effective	Accumulated OCI into Income		Effectiveness	and Amount Excluded from
	Derivative(Effective Portion)		Portion)	(Expense) (Effective Portion)		Testing)	Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
(In thousands)
Interest rate swaps	$(899)	$(1,980)	Interest expense	$4,486	$1,921	Investment income	$394	$376

     HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
     At June 30, 2009, accumulated other comprehensive income (loss) included a deferred after-tax net loss of $6.8 million related to the interest rate swaps of which $771,000 ($501,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011, of which $509,000 is expected to be reclassified into earnings within the next twelve months.

7. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$3,193	$(19,265)	$11,216	$(25,589)
Income (loss) from discontinued operations	16	36	51	67

Net income (loss) available to common shareholders	$3,209	$(19,229)	$11,267	$(25,522)

Weighted average shares outstanding, basic	29,558	30,447	29,657	30,587
Dilutive effect of stock options and other shares	558	—	584	—

Weighted average shares outstanding, dilutive	30,116	30,447	30,241	30,587

Basic earnings (losses) per share:
From continuing operations	$0.11	$(0.63)	$0.38	$(0.83)
From discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, basic	$0.11	$(0.63)	$0.38	$(0.83)

Diluted earnings (losses) per share:
From continuing operations	$0.11	$(0.63)	$0.37	$(0.83)
From discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, basic	$0.11	$(0.63)	$0.37	$(0.83)

     The common stock equivalents for the three and six months ended June 30, 2008 are excluded from the weighted average shares used to compute diluted net loss per share as they would be anti-dilutive to the per share calculation. The Company’s diluted weighted average shares outstanding for the three and six months ended June 30, 2008 were 676,513 and 689,988, respectively.
8. COMMITMENTS AND CONTINGENCIES
Leases
     During the second quarter of 2009, the Company recorded an impairment expense of approximately $1.7 million, which is included in “Underwriting, acquisition and insurance expense” on the consolidated condensed statement of income (loss) for the three and six months ended June 30, 2009, related to leased facilities which the Company no longer utilizes. These costs represent impairments of leasehold improvements as well as a provision for future remaining lease obligations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred over the remaining term of the lease without economic benefit to the Company.
     With respect to the facilities discussed above, at June 30, 2009 the Company had a liability of $992,000, which is included in “Other liabilities” on the consolidated condensed balance sheet. Payments toward the liability will continue through February 2013, which is the remaining term of the lease. Such liability is based on the future commitment, net of expected sublease income.
Litigation Matters
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
Litigation Matters
     As previously disclosed, HealthMarkets and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On March 1, 2004, HealthMarkets and Mid-West removed the matter to the United States District Court for the Central District of California, Western Division. On May 11, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI

“Association-Group” Insurance Litigation, MDL Docket No. 1578). On July 10, 2009, the parties settled this matter on terms that do not have a material adverse effect on the Company’s consolidated financial condition and results of operations.
     As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, HealthMarkets Lead Marketing Group, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, both individually and in his capacity as successor in interest to Kathy Closson, including intentional misrepresentation, fraud by concealment and promissory fraud. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On April 14, 2009, the California Court of Appeals granted summary judgment in favor of MEGA and HealthMarkets Lead Marketing Group dismissing Mr. Closson’s remaining individual claims. The California Supreme Court affirmed this holding on June 24, 2009. Mr. Closson’s claims against MEGA and HealthMarkets Lead Marketing Group, in his capacity as successor in interest to Kathy Closson, remain pending.
     As previously disclosed, MEGA was named as a defendant in an action filed on August 31, 2006 (Tracy L. Dobbelaere and Robert Dobbelaere v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Clinton County, Missouri, Cause No. 06CN-CV00618. Plaintiffs alleged several causes of action including negligence, negligent misrepresentation, intentional misrepresentation and loss of consortium and sought unspecified general and punitive damages, interest and attorney’s fees. On July 7, 2009, the parties settled this matter on terms that do not have a material adverse effect on the Company’s consolidated financial condition and results of operations.
     As previously disclosed, Mid-West was named as a defendant in a putative class action filed on November 7, 2008 (Cynthia Hrnyak, on behalf of herself and all others similarly situated v. Mid-West National Life Insurance Company of Tennessee) pending in the United States District Court for the Northern District of Ohio, Case No. 1:08CV2642. Plaintiff alleged several causes of action, including breach of contract, unjust enrichment, violation of the Ohio Revised Code Annotated Section 3918.08 and bad faith, arising from the alleged failure to refund unearned premium on credit insurance policies issued by Mid-West in connection with automobile loans upon early termination of coverage. Plaintiff seeks an order certifying the suit as a nationwide class action, compensatory and punitive damages and injunctive relief. The parties have agreed on the terms of a proposed settlement. On June 24, 2009, the Court signed a preliminary order approving such terms; however, any final settlement of this matter is subject to a fairness hearing scheduled for November 23, 2009. The Company believes that any final settlement of this matter will be on terms that do not have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
     As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company),

pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411. The Complaint was served on MEGA on or around January 19, 2007. Plaintiff has alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff has alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. On August 22, 2007, the Attorney General filed an amended complaint which added HealthMarkets and Mid-West as defendants in this action and broadened plaintiff’s original allegations. The amended complaint includes allegations that the defendants engaged in unfair and deceptive trade practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits. Civil discovery has commenced and motions on various points of law and procedure have been filed by the parties. Defendants’ motion to dismiss the action on grounds of limits on the Attorney General’s authority was denied on March 10, 2008 and defendants’ request for appeal was denied on May 9, 2008. The parties are actively engaged in discussions regarding a settlement of this matter and settlement discussions are expected to conclude shortly. The terms of any settlement are expected to include a material payment and a change in business practices expected to have a material adverse effect on the Company’s ability to operate in the Commonwealth of Massachusetts.
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
Regulatory Matters
     As previously disclosed, in December 2006, MEGA, Mid-West and Chesapeake (the “Insurance Companies”) entered into a regulatory settlement agreement (“RSA”) with the Massachusetts Division of Insurance (the “Division”) following two prior limited scope market conduct examinations, the first pertaining to operations, complaint handling, marketing and sales, certificate holder services, underwriting and rating, and the second pertaining to claims handling practices in small group health insurance. The Division has monitored the Insurance Companies’ activities and implementation of the RSA requirements and, in January 2009, commenced a re-examination of certain key provisions of the RSA. The Insurance Companies and the Division are actively engaged in discussions regarding a settlement that would resolve all outstanding matters stemming from the RSA, as well as all issues identified in subsequent reviews and/or re-examinations conducted through February 2009 and settlement discussions are expected to conclude shortly. The terms of any settlement are expected to include a material payment and a change in business practices expected to have a material adverse effect on the Company’s ability to operate in the Commonwealth of Massachusetts.
     The Company’s insurance subsidiaries are subject to various other pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Condensed Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
9. SEGMENT INFORMATION
     The Company operates three business segments, the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s SEA Division, Medicare and Other Insurance. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s Student Loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.
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
     Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$271,753	$315,535	$556,588	$638,424
Medicare Division	(13)	29,916	1	46,018
Other Insurance Division	2,247	8,219	5,954	15,911

Total Insurance	273,987	353,670	562,543	700,353
Corporate	2,504	146	3,996	10,844
Intersegment Eliminations	36	(44)	—	(91)

Total revenue excluding disposed operations	276,527	353,772	566,539	711,106
Disposed Operations	21	23,480	51	47,567

Total revenue from continuing operations	$276,548	$377,252	$566,590	$758,673

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$31,162	$18,450	$64,450	$30,745
Medicare Division	(6,976)	(7,327)	(10,327)	(12,304)
Other Insurance Division	1,718	3,169	2,414	4,241

Total Insurance	25,904	14,292	56,537	22,682
Corporate	(18,861)	(29,801)	(36,419)	(45,145)

Total operating income (loss) excluding disposed operations	7,043	(15,509)	20,118	(22,463)

Disposed Operations	(1,043)	(17,217)	(2,090)	(19,528)

Total income (loss) from continuing operations before taxes	$6,000	$(32,726)	$18,028	$(41,991)

     Assets by operating segment at June 30, 2009 and December 31, 2008 are set forth in the table below:

	June 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$783,770	$822,966
Medicare Division	10,673	18,328
Other Insurance Division	2,098	20,985

Total Insurance	796,541	862,279

Corporate	708,298	667,617

Total assets excluding assets of Disposed Operations and assets held for sale	1,504,839	1,529,896

Disposed Operations	369,107	386,817

Total assets	$1,873,946	$1,916,713

     The assets of Disposed Operations primarily represent a reinsurance recoverable associated with the Coinsurance Agreements entered into with Wilton. See Note 2 of Notes to Consolidated Condensed Financial Statements.
10. AGENT AND EMPLOYEE STOCK PLANS
Agent Stock Accumulation Plans
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent contractor insurance agents and independent contractor sales representatives associated with the Company. With respect to references to our sales agents as independent contractors, see discussion of Joseph Hopkins et al., v. Cornerstone America et al., Federal Fair Labor Standards Act agent litigation, in Note 8 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 under the caption “Item 3. Legal Proceedings.”
     The following table sets forth the total compensation expense, recorded in “Underwriting, acquisition and insurance expenses,” and tax benefit associated with the Company’s Agent Plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
SEA and Medicare Division stock-based compensation expense	$1,099	$1,283	$2,988	$2,603
Corporate variable non-cash stock-based compensation (benefit) expense	276	(3,508)	(826)	(3,218)

Total Agent Plan compensation (benefit) expense	1,375	(2,225)	2,162	(615)
Related Tax Benefit	(481)	(779)	(756)	(215)

Net (benefit) expense included in financial results	$894	$(1,446)	$1,406	$(400)

     At December 31, 2008, the Company had recorded 1,166,663 unvested matching credits associated with the Agent Plans, of which 362,711 vested in January 2009. Upon vesting, the Company decreased additional paid-in capital by $5.8 million, decreased treasury shares by $12.7 million and decreased other liabilities by $6.9 million. At June 30, 2009, the Company had recorded 955,333 unvested matching credits. Agent Plan transactions are not reflected in the consolidated condensed statement of cash flows since the issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
11. TRANSACTIONS WITH RELATED PARTIES
     As of June 30, 2009, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 55.9%, 22.9%, and 11.5%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
     Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively.

Aggregate annual monitoring fees in the amount of $12.5 million for 2009 were paid in full to the Private Equity Investors in January 2009. The Company has expensed $6.3 million through June 30, 2009.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the first quarter of 2009, the amount of the Company’s original commitment was reduced by $2.0 million, to $8.0 million. On April 2, 2009, the Company funded a capital call for $600,000. As of June 30, 2009, the Company has made contributions totaling $3.9 million, and has a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $4.1 million.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the six months ended June 30, 2009, the Company funded a $1.4 million capital call to such investment. As of June 30, 2009, the Company has made contributions totaling $5.8 million, and has a remaining commitment to Blackstone Strategic Alliance Fund L.P. of $4.2 million.
     Pursuant to the terms of an engagement letter dated June 2, 2009, Blackstone Advisory Services L.P. agreed to provide certain financial advisory services to the Company in connection with opportunities presented by the launch of its Insphere Insurance Solutions business. The Company has agreed to pay Blackstone Advisory Services a fee in the amount of $2.0 million contingent upon the completion of transaction(s) related to such opportunities.

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
Introduction
     The Company operates three business segments, the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Medicare Division and the Other Insurance Division. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s Student Loans business general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.
     Through our SEA Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage.
     We market these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. The Company has approximately 1,000 independent writing agents per week in the field selling health insurance in 42 states and the District of Columbia.
     In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans — called HealthMarkets Care Assured PlansSM — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year.
     The Company’s Other Insurance Division consisted of ZON-Re USA, LLC (“ZON-Re”), an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC (“Venue Re”). The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000. The Company will continue to reflect the existing insurance business in its financial statements to final termination of substantially all liabilities.

Insphere Insurance Solutions
     During the second quarter of 2009, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”), a wholly-owned subsidiary of HealthMarkets, LLC. Insphere maintains insurance agency licenses in Texas and a number of other states, and is in the process of obtaining insurance agency licenses in additional states where it intends to do business. Subject to obtaining applicable licenses and entering into necessary marketing arrangements, Insphere intends to serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance, and to distribute products underwritten by the Company’s insurance subsidiaries as well as non-affiliated insurance companies.
Exit from Life Insurance Division Business
     On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).
Student Loans
     In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD, Inc. and UICI Funding Corp. 2 (“UFC2”), and the related student association. In connection with the transactions contemplated by the Stock Purchase Agreement, the Company recognized a $5.3 million loss on the condensed consolidated statement of income (loss) at June 30, 2008 related to the reduction in the value of the Company’s student loan portfolio. The closing of the Stock Purchase Agreement did not occur due to certain closing conditions that were not satisfied. The Stock Purchase Agreement provides that either party may terminate the agreement if the closing has not occurred by May 31, 2009. Wilton provided written notice of termination of the Stock Purchase Agreement effective August 10, 2009.
     Prior to June 30, 2009, the Company had presented the assets and liabilities of CFLD, Inc. and UFC2 as held for sale on its consolidated condensed balance sheet and included the results of operations of CFLD, Inc. and UFC2 in discontinued operations on its consolidated condensed statement of income (loss). As the closing of the Stock Purchase Agreement did not occur, the Company reclassified the assets and liabilities of CFLD and UFC2 out of held for sale and reclassified the results of operations from discontinued operations to continuing operations for all periods presented. Such reclassification in the condensed consolidated statement of income (loss) resulted in an increase in “Loss from continuing operations” of $3,581 and $5,289 for the three and six months ended June 30, 2008, respectively.
     In accordance with the terms of the Coinsured Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of June 30, 2009, approximately $1.2 million of student loans have been funded under this agreement.

Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
REVENUE
Health premiums	$250,503	$326,038	$513,643	$643,303
Life premiums and other considerations	624	17,761	1,342	36,516

	251,127	343,799	514,985	679,819
Investment income	11,035	17,530	21,351	39,362
Other income	15,536	20,539	32,777	42,731
Other-than-temporary impairment losses	(2,683)	(5,581)	(4,078)	(5,581)
Realized gains	1,533	965	1,555	2,342

	276,548	377,252	566,590	758,673
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	142,080	226,038	309,679	450,295
Underwriting, acquisition, and insurance expenses	98,376	139,678	179,276	267,984
Other expenses	21,908	33,840	41,914	60,791
Interest expense	8,184	10,422	17,693	21,594

	270,548	409,978	548,562	800,664

Income (loss) from continuing operations before income taxes	6,000	(32,726)	18,028	(41,991)
Federal income taxes	2,807	(13,461)	6,812	(16,402)

Income (loss) from continuing operations	3,193	(19,265)	11,216	(25,589)
Income (loss) from discontinued operations, net	16	36	51	67

Net income (loss)	$3,209	$(19,229)	$11,267	$(25,522)

Business Segments
     The following is a comparative discussion of results of operations for the Company’s business segments and divisions — the Insurance segment, Corporate and Disposed Operations. Disposed Operations consists of the former Life Insurance Division, the former Student Insurance Division and former Star HRG Division.
     Revenue and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of the Company’s business segments and divisions were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$271,753	$315,535	$556,588	$638,424
Medicare Division	(13)	29,916	1	46,018
Other Insurance Division	2,247	8,219	5,954	15,911

Total Insurance	273,987	353,670	562,543	700,353
Corporate	2,504	146	3,996	10,844
Intersegment Eliminations	36	(44)	—	(91)

Total revenue excluding disposed operations	276,527	353,772	566,539	711,106
Disposed Operations	21	23,480	51	47,567

Total revenue from continuing operations	$276,548	$377,252	$566,590	$758,673

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$31,162	$18,450	$64,450	$30,745
Medicare Division	(6,976)	(7,327)	(10,327)	(12,304)
Other Insurance Division	1,718	3,169	2,414	4,241

Total Insurance	25,904	14,292	56,537	22,682
Corporate	(18,861)	(29,801)	(36,419)	(45,145)

Total operating income (loss) excluding disposed operations	7,043	(15,509)	20,118	(22,463)

Disposed Operations	(1,043)	(17,217)	(2,090)	(19,528)

Total income (loss) from continuing operations before taxes	$6,000	$(32,726)	$18,028	$(41,991)

Insurance
     Set forth below is certain summary financial and operating data for the Company’s Insurance segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue
Earned premium revenue	$251,127	$326,206	$514,985	$643,641
Investment income	6,745	7,658	13,788	15,391
Other income	16,115	19,806	33,770	41,321

Total revenue	273,987	353,670	562,543	700,353
Expenses
Benefit expenses	141,290	211,225	307,966	418,406
Underwriting and policy acquisition expenses	97,791	117,325	179,675	236,093
Other expenses	9,002	10,828	18,365	23,172

Total expenses	248,083	339,378	506,006	677,671

Operating income	$25,904	$14,292	$56,537	$22,682

Other operating data:
Loss ratio	56.3%	64.8%	59.8%	65.0%
Expense ratio	38.9%	36.0%	34.9%	36.7%

Combined ratio	95.2%	100.8%	94.7%	101.7%
     The Insurance segment includes the Company’s SEA Division, the Medicare Division and Other Insurance Division. Management reviews results of operations for the Insurance segment by reviewing each of the above mentioned divisions.

Self- Employed Agency Division
          Set forth below is certain summary financial and operating data for the Company’s SEA Division for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue
Earned premium revenue	$249,692	$288,860	$510,531	$583,064
Investment income	6,279	7,107	12,836	14,342
Other income	15,782	19,568	33,221	41,018

Total revenue	271,753	315,535	556,588	638,424
Benefits and Expenses
Benefit expenses	135,460	183,370	297,785	372,486
Underwriting and policy acquisition expenses	96,129	102,887	175,988	212,021
Other expenses	9,002	10,828	18,365	23,172

Total expenses	240,591	297,085	492,138	607,679

Operating income	$31,162	$18,450	$64,450	$30,745

Other operating data:
Loss ratio	54.3%	63.5%	58.3%	63.9%
Expense ratio	38.5%	35.6%	34.5%	36.4%

Combined ratio	92.8%	99.1%	92.8%	100.3%
Average number of writing agents in period	1,060	1,318	1,151	1,363
Submitted annualized volume	$72,521	$116,645	$171,627	$246,270
Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.
Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
Submitted Annualized Volume. Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company’s insurance subsidiaries.
Three Months Ended June 30, 2009 versus June 30, 2008
          The SEA Division reported earned premium revenue of $249.7 million in the three months ended June 30, 2009 as compared with $288.9 million for 2008, a decrease of $39.2 million or 14%. The decrease is primarily due to a decline in submitted annualized premium volume. Submitted annualized premium volume reported for the three months ended June 30, 2009 was $72.5 million compared to $116.6 million for 2008, a decrease of $44.1 million, which is attributable to the decrease in number of writing agents compared to the three months ended June 30, 2008 and the delay in the rollout of the new products.
          The SEA Division reported operating income in the three month period ended June 30, 2009 of $31.2 million compared to operating income of $18.5 million in the corresponding period of 2008. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three month period ended June 30, 2009 was 12.5% compared to the operating margin of 6.4% in the corresponding 2008 period. The increase in operating margin during the current year period is generally attributable to a decrease in loss ratio which reflects better claims experience on both our new products, as well as our legacy products.
          Underwriting, acquisition and insurance expenses decreased by $6.8 million, or 7% to $96.1 million during 2009 from $102.9 million in the corresponding period of 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue, as well as the Company’s determination to defer certain underwriting and policy issuance costs in 2009. Additionally, the Company initiated certain cost reduction programs beginning in the fourth quarter of 2008. However, underwriting, acquisition and insurance expense as a percentage of premium increased for the quarter as compared to the second quarter of 2008 primarily due to the previously discussed lease impairment and certain legal and regulatory expenses incurred in the three months ended June 30, 2009.
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

Six Months Ended June 30, 2009 versus June 30, 2008
     The SEA Division reported earned premium revenue of $510.5 million in the six months ended June 30, 2009 as compared with $583.1 million for 2008, a decrease of $72.6 million or 12%, which is primarily due to the reduction in submitted annualized premium amount. In the six months ended June 30, 2009, total SEA Division submitted annualized premium volume decreased to $171.6 million from $246.3 million in the corresponding 2008 period, which was primarily attributable to a decrease in the number of writing agents from an average of 1,363 during the six months ended June 30, 2008 to an average of 1,151 during the same period in 2009.
          The SEA Division reported operating income in the six month period ended June 30, 2009 of $64.5 million compared to operating income of $30.7 million in the corresponding period of 2008. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the six month period ended June 30, 2009 was 12.6% compared to the operating margin of 5.3% in the corresponding 2008 period. The increase in operating margin during the current year period is generally attributable to a loss ratio reflecting better claims experience on both our new products, as well as our legacy products.
          Underwriting, acquisition and insurance expenses decreased by $36.0 million, or 17% to $176.0 million during 2009 from $212.0 million in the corresponding period of 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue and, in addition, the deferral of certain underwriting and policy issuance costs in 2009. Furthermore, the Company initiated certain cost reduction programs beginning in the fourth quarter of 2008, which is being reflected as a decrease in the expense ratio.
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
Medicare Division
     Set forth below is certain summary financial and operating data for the Company’s Medicare Division for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue
Earned premium revenue	$(25)	$29,813	$(38)	$45,859
Investment income and other income	12	103	39	159

Total revenue	(13)	29,916	1	46,018
Benefits and Expenses
Benefit expenses	7,012	26,039	10,301	40,130
Underwriting and policy acquisition expenses	(49)	11,204	27	18,192

Total expenses	6,963	37,243	10,328	58,322

Operating loss	$(6,976)	$(7,327)	$(10,327)	$(12,304)

Other operating data:
Loss ratio	NM	87.3%	NM	87.5%
Expense ratio	NM	37.6%	NM	39.7%

Combined ratio	NM	124.9%	NM	127.2%
Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
Expense ratio. The expense ratio represents underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
NM. Not material
     In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage PFFS – called HMCA Plans – in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company decided that it would not participate in the Medicare Advantage marketplace after the 2008 plan year. As such, the results of operations for the three and six months ended June 30, 2009 are not comparable to the results of operations for the three and six months ended June 30, 2008.

Three and Six Months Ended June 30, 2009
     During 2009, the Company continued to fulfill its remaining obligations under the 2008 calendar year Medicare contracts. During the three and six months ended June 30, 2009, the Company experienced a higher than expected claim volume, as well as the submission of several large claims. As a result, the Company amended the completion factors used to calculate its reserves and increased the overall projected lifetime loss ratio from 83.3% as of December 31, 2008 to 94.2%. This resulted in a benefit expense of $7.0 million and $10.3 million for the three and six months ended June 30, 2009, respectively. At June 30, 2009, the Company has a remaining claims reserve of approximately $10.3 million.
Other Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue
Earned premium revenue	$1,460	$7,533	$4,492	$14,718
Investment income	454	448	913	890
Other income	333	238	549	303

Total revenue	2,247	8,219	5,954	15,911
Benefits and Expenses
Benefit expenses	(1,182)	1,816	(120)	5,790
Underwriting and policy acquisition expenses	1,711	3,234	3,660	5,880

Total expenses	529	5,050	3,540	11,670

Operating income	$1,718	$3,169	$2,414	$4,241

Other operating data:
Loss ratio	(81.0)%	24.1%	(2.7)%	39.3%
Expense ratio	117.2%	42.9%	81.5%	40.0%

Combined ratio	36.2%	67.0%	78.8%	79.3%
Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.
Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
     The Company’s Other Insurance Division consisted of ZON-Re USA, LLC (“ZON-Re”), an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC (“Venue Re”). The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000. The Company will continue to reflect the existing insurance business in its financial statements to final termination of substantially all liabilities.
Three and Six Months Ended June 30, 2009 versus June 30, 2008
     For the three months ended June 30, 2009, operating income was $1.7 million on revenue of $2.2 million, compared to $3.2 million of operating income on $8.2 million of revenue for the corresponding period in 2008. For the six months ended June 30, 2009, operating income was $2.4 on revenue of $6.0 million, compared to $4.2 million of operating income on $15.9 million of revenue, for the corresponding period in 2008. The decrease in operating income for 2009 is due to the decreased revenue, which reflects the Company’s exit from this line of business during the second quarter of 2009.
     For the three months and six months ended June 30, 2009, the Company recognized positive experience related to benefits expense, compared to the corresponding periods of 2008. The benefit in 2009 is a result of favorable claims experience on the policies maturing during the period, for which the Company has not renewed. Underwriting, acquisition and insurance expenses were $1.7 million and $3.7 million during the three and six months ended June 30, 2009, respectively, compared $3.2 million and $5.9 million in the corresponding period in 2008. The decrease in expenses during 2009 reflects the Company’s exit from this line of business during the second quarter of 2009.

Corporate
     Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, the student loan business and general expenses relating to corporate operations.
     Set forth below is a summary of the components of operating income (loss) at the Company’s Corporate segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Investment income on equity	$2,398	$2,931	$3,734	$9,664
Non-interest expense on student loan activity	179	(4,567)	887	(6,014)
Net investment impairment losses recognized in earnings	(2,683)	(5,581)	(4,078)	(5,581)
Realized loss on investments	1,533	790	1,555	2,217
Interest expense on corporate debt	(7,969)	(9,480)	(16,827)	(19,471)
Interest expense on student loan debt	(214)	(943)	(866)	(2,123)
Variable stock-based compensation (expense) benefit	(276)	3,508	826	3,218
General corporate expenses and other	(11,829)	(16,459)	(21,650)	(27,055)

Operating expense	$(18,861)	$(29,801)	$(36,419)	$(45,145)

Three Months Ended June 30, 2009 versus June 30, 2008
     The Corporate segment reported an operating loss in the three month period ended June 30, 2009 of $18.9 million, compared to $29.8 million, in the corresponding 2008 period, a decrease of $10.9 million or 36.7%. The decrease is primarily due to a $4.7 million decrease related to the increase in the provision for loan losses on student loan activity which is a result of the Company writing down the value of student loans receivable to fair value at June 30, 2008 and a $4.6 million decrease in general corporate expenses and other due to a decrease in severance costs from 2008. Additionally, the Company experienced a $2.9 million decrease on investment impairment losses recognized in earnings and a slight decrease of $1.5 million on interest expense on corporate debt. Such decreases were partially offset by an increased expense on variable stock-based compensation.
Six Months Ended June 30, 2009 versus June 30, 2008
     The Corporate segment reported an operating loss in the six month period ended June 30, 2009 of $36.4 million, compared to operating loss of $45.1 million, in the corresponding 2008 period, a decrease of $8.7 million or 19.3%. The decrease is primarily due to a $6.9 million decrease primarily related to an increase in provision for loan loss on student loan activity which is a result of the Company writing down the value of student loans receivable to fair value at June 30, 2008 and a $5.4 million decrease in general corporate expenses and other due to a decrease in severance costs from 2008. Additionally, the Company experienced a slight decrease of $1.5 million on investment impairment losses recognized in earnings and a $2.6 million decrease in interest expense on corporate debt. Such decreases were partially offset by an increased expense on variable stock-based compensation.
Disposed Operations
     Our Disposed Operations segment includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.
     On September 30, 2008, the Company exited the Life Insurance Division business through a reinsurance transaction effective July 1, 2008. See Note 2 of Notes to Consolidated Condensed Financial Statements. On July 11, 2006 and December 1, 2006, the Company completed the sales of the assets formerly comprising its Star HRG and Student Insurance Divisions, respectively.

     The table below sets forth income (loss) from continuing operations for our Disposed Operations three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$(1,043)	$(17,860)	$(2,267)	$(19,980)
Student Insurance Division	—	474	42	334
Star HRG Insurance Division	—	169	135	118

Total Disposed Operations	$(1,043)	$(17,217)	$(2,090)	$(19,528)

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
     The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table sets forth additional information with respect to the Company’s debt:

					June 30,	December 31,
	Maturity Date		Interest Rate		2009	2008
2006 credit agreement:
Term loan	2012		5.75%		$362,500	$362,500
$75 million revolver					—	—
Trust preferred securities:
UICI Capital Trust I	2034		5.65%		15,470	15,470
HealthMarkets Capital Trust I	2036		5.05%		51,550	51,550
HealthMarkets Capital Trust II	2036		8.37%		51,550	51,550

Total					$481,070	$481,070
Student Loan Credit Facility		(a)	0	%(b)	81,000	86,050

Total					$562,070	$567,120

(a)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process.
     In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes during 2006 (see Note 5 of Notes to Consolidated Condensed Financial Statements).
     We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of June 30, 2009, HealthMarkets had a $75.0 million unused line of credit, of which $56.0 million was available to the Company. The unavailable balance of $19.0 million relates to letters of credit outstanding with the Company’s insurance operations.
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
Deferred Acquisition Costs (“DAC”) – 2009 Change in Estimates
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
     These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $2.2 million and $7.3 million, respectively, for the three and six months ended June 30, 2009.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”), which recognizes The FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB. Additionally, rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws will also continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, at which time, the Codification will supersede all then-existing non-SEC accounting and reporting standards.

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which modifies financial reporting for variable interest entities (“VIEs”). Under SFAS No. 167, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made it determining whether it must consolidate a VIE. Any changes in consolidated entities resulting from a Company’s analysis must be applied retrospectively to prior period financial statements. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 167 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140, (“SFAS No. 166”), which provides greater transparency about transfers of financial assets. SFAS No. 166 requires companies to determine whether the transferor or companies included in the transferor’s financial statements have surrendered control over transferred financial assets. In making such determination, companies are required to consider the continuing involvement by the transferor in the transferred financial asset. SFAS No. 166 modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, this FSP removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. SFAS No. 166 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.
     In May 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Additionally, SFAS No. 165 clarifies the circumstances under which an entity should recognize in the financial statements, the effects of events or transactions occurring after the balance sheet date, and required disclosures for such events and transactions. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated condensed financial statements
     In April 2009, the Company adopted FASB Staff Position (“FSP”) SFAS No. 157-4, Determining The Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”), which amends SFAS No. 157, Fair Value Measurements (“SFAS No. 157"). Under SFAS No. 157, companies were to assume that fair value measurements were determined when an asset was to be exchanged in an orderly transaction between market participants to sell the asset at the measurement date under current market conditions. FSP SFAS No. 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 when the market activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. Furthermore, FSP SFAS No. 157-4 requires disclosure in interim and annual periods for the inputs and valuation techniques used to measure fair value. Additionally, FSP SFAS No. 157-4 requires an entity to disclose a change in valuation technique resulting from the application of FSP SFAS No. 157-4, and to quantify such effects. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s consolidated condensed financial statements.
     In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, the Company adopted FSP SFAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 requires companies to provide disclosures about fair value of financial instruments in both interim and annual financial statements. Additionally, under this FSP, companies are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The adoption of FSP SFAS No. 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated condensed financial statements.
     In April 2009, the Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”), which amends SFAS No. 115,

Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FSP SFAS No. 115-2 and SFAS No. 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this FSP, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. Such assessment may result in the recognition of an other-than-temporary impairment related to a credit loss in the statement of income and the recognition of an other-than-temporary impairment related to a non-credit loss in accumulated other comprehensive income on the balance sheet. To avoid recognizing the entire other-than-temporary impairment in the statement of income, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, at adoption, a company is permitted to make a one-time cumulative-effect adjustment for securities held at adoption for which an other-than-temporary impairment related to a non-credit loss had been previously recognized. Upon adoption of FSP SFAS No. 115-2 and SFAS No. 124-2, the Company recognized such tax-effected cumulative effect as an increase to the opening balance of retained earnings for $1.0 million with a corresponding decrease to accumulated other comprehensive income, with no overall change to shareholders’ equity. See Note 4 of Notes to Consolidated Condensed Financial Statements.
     On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in SFAS No. 133. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position and results of operations. The expanded disclosures regarding derivative instruments and hedging activities are included in Note 6 of Notes to Consolidated Condensed Financial Statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2009. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Change in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, which are described in Note 8 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

ITEM 1A. RISK FACTORS
     Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part I, Item 1A. – Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors were identified by the Company during the second quarter ended June 30, 2009 and supplement those risk factors discussed in Part I, Item 1A. — Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
The Success of our new Insphere Insurance Solutions Business is Uncertain.
     As discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”) in the second quarter of 2009 to serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance. The success of this new line of business depends on a number of factors, including, but not limited to, the ability of Insphere to obtain applicable licenses, Insphere’s ability to enter into and maintain satisfactory relationships with insurance carriers and agents and the implementation of various information technology and administrative systems, platforms and processes necessary to successfully run the new business. Like any new business, the progress and success of Insphere entails substantial uncertainty. If the Company’s attempt to develop the Insphere business does not progress as planned, the Company may be materially and adversely affected by, among other things, capital investments and operating expenses that have not led to the anticipated results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended June 30, 2009:

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program
4/1/09 to 4/31/09	—	—	—	—
5/1/09 to 5/31/09	27,027	19.27	—	—
6/1/09 to 6/30/09	30,824	19.27	—	—

Totals	57,851	19.27	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 57,851 shares purchased from former or current executives of the Company.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended June 30, 2009:

	Total Number of	Average Price	Total Number of Shares	Maximum Number of Shares
	Shares	Paid per Share	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	($)	Announced Plans or Programs	Under The Plan or Program
4/1/09 to 4/31/09	151,621	19.00	—	—
5/1/09 to 5/31/09	70,970	19.25	—	—
6/1/09 to 6/30/09	66,741	19.27	—	—

Totals	289,332	19.12	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 289,332 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on May 21, 2009. As of March 31, 2009, the record date for the meeting, 31,026,166 shares of common stock were issued and 29,735,376 shares were outstanding. The following individuals were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld/Against
Chinh E. Chu	26,817,165	0
Phillip J. Hildebrand	26,817,165	0
Jason K. Giordano	26,817,165	0
Adrian M. Jones	26,817,165	0
Mural R. Josephson	26,817,165	0
David K. McVeigh	26,817,165	0
Sumit Rajpal	26,817,165	0
Steven J. Shulman	26,817,165	0
Ryan M. Sprott	26,817,165	0
     The results of the voting for the proposal to approve the 2009 fiscal year performance goals for long-term incentive plan awards for certain named executives were as follows:

For	Against	Abstain
26,817,165	0	0
     The results of the voting for the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the accounts of the Company for the fiscal year ending December 31, 2009 were as follows:

For	Against	Abstain
26,817,165	0	0

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip J. Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Phillip J. Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc. and Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: August 12, 2009	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
President and Chief Executive Officer

Date: August 12, 2009	/s/ Steven P. Erwin
Steven P. Erwin
Executive Vice President and Chief Financial Officer