Form 10-Q
period 2009-09-30
HealthMarkets, Inc.
filed 2009-11-06
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 30, 2009 the registrant had 26,772,436 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,570,460 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Third Quarter 2009 Form 10-Q

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	43

Item 6. Exhibits	44

SIGNATURES
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-31.1
EX-31.2
EX-32

HEALTHMARKETS, INC.
and Subsidiaries

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: September 30, 2009 — $792,378; December 31, 2008 — $855,137)	$809,360	$805,026
Equity securities, at fair value (cost: September 30, 2009 — $214; December 31, 2008 — $178)	246	210
Trading securities, at fair value	13,956	11,937
Short-term and other investments	338,029	210,433

Total investments	1,161,591	1,027,606
Cash and cash equivalents	8,572	100,339
Student loan receivables	71,984	78,837
Restricted cash	7,410	7,881
Investment income due and accrued	12,294	13,304
Reinsurance recoverable — ceded policy liabilities	376,499	384,801
Agent and other receivables	26,409	37,954
Deferred acquisition costs	68,796	72,151
Property and equipment, net	47,129	63,198
Goodwill and other intangible assets	86,356	87,555
Recoverable federal income taxes	1,818	10,177
Other assets	25,990	32,910

	$1,894,848	$1,916,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$468,761	$486,174
Claims	349,013	415,748
Unearned premiums	51,027	61,491
Other policy liabilities	9,549	9,633
Accounts payable and accrued expenses	48,892	58,571
Other liabilities	84,503	94,346
Deferred federal income taxes	48,216	23,495
Debt	481,070	481,070
Student loan credit facility	78,850	86,050
Net liabilities of discontinued operations	2,007	2,210

	1,621,888	1,718,788
Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,000,062 issued and 26,772,436 outstanding at September 30, 2009; 27,000,062 issued and 26,887,281 outstanding at December 31, 2008. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,626,801 outstanding at September 30, 2009; 4,026,104 issued and 2,741,240 outstanding at December 31, 2008	310	310
Additional paid-in capital	46,682	54,004
Accumulated other comprehensive income (loss)	4,185	(41,970)
Retained earnings	257,420	227,686
Treasury stock, at cost (227,626 Class A-1 common shares and 1,399,303 Class A-2 common shares at September 30, 2009; 112,781 Class A-1 common shares and 1,284,864 Class A-2 common shares at December 31, 2008)	(35,637)	(42,105)

	272,960	197,925

	$1,894,848	$1,916,713

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE
Health premiums	$239,560	$315,765	$753,203	$959,068
Life premiums and other considerations	487	673	1,829	37,189

	240,047	316,438	755,032	996,257
Investment income	10,873	16,244	32,224	55,607
Other income	15,064	19,710	47,841	62,440
Total other-than-temporary impairment losses	—	(16,785)	(4,078)	(22,366)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	—	(16,785)	(4,078)	(22,366)
Realized gains, net	795	1,463	2,350	3,805

	266,779	337,070	833,369	1,095,743

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	126,042	211,500	435,721	661,795
Underwriting, acquisition, and insurance expenses	84,191	113,862	263,467	381,846
Other expenses	21,948	26,498	63,862	87,288
Interest expense	7,559	13,325	25,252	34,920

	239,740	365,185	788,302	1,165,849

Income (loss) from continuing operations before income taxes	27,039	(28,115)	45,067	(70,106)
Federal income tax expense (benefit)	9,644	(9,319)	16,456	(25,721)

Income (loss) from continuing operations	17,395	(18,796)	28,611	(44,385)

Income from discontinued operations, net	55	82	106	149

Net income (loss)	$17,450	$(18,714)	$28,717	$(44,236)

Basic earnings per share:
Income (loss) from continuing operations	$0.59	$(0.63)	$0.97	$(1.46)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, basic	$0.59	$(0.63)	$0.97	$(1.46)

Diluted earnings per share:
Income (loss) from continuing operations	$0.58	$(0.63)	$0.95	$(1.46)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, diluted	$0.58	$(0.63)	$0.95	$(1.46)

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$17,450	$(18,714)	$28,717	$(44,236)
Implementation effect upon adoption of SFAS FSP No. 115-2, which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities	—	—	1,017	—

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	38,360	(27,956)	65,131	(45,954)
Reclassification for investment (gains) losses included in net income (loss)	(809)	(756)	2,221	(1,170)
Other-than-temporary impairment losses recognized in OCI	—	—	(1,565)	—

Effect on other comprehensive income (loss) from investment securities	37,551	(28,712)	65,787	(47,124)

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	(1,137)	(901)	(2,036)	(2,881)
Reclassification adjustments included in net income (loss)	2,380	1,891	7,260	4,188

Effect on other comprehensive income from hedging activities	1,243	990	5,224	1,307

Other comprehensive income (loss) before tax	38,794	(27,722)	71,011	(45,817)
Income tax expense (benefit) related to items of other comprehensive income (loss)	13,579	(9,691)	24,856	(16,010)

Other comprehensive income (loss) net of tax	25,215	(18,031)	46,155	(29,807)

Comprehensive income (loss)	$42,665	$(36,745)	$75,889	$(74,043)

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income (loss)	$28,717	$(44,236)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Income from discontinued operations	(106)	(149)
Realized gains, net	2,217	14,043
Change in deferred income taxes	(681)	(38,220)
Depreciation and amortization	22,962	22,275
Amortization of prepaid monitoring fees	9,375	9,375
Equity based compensation expense	5,250	3,477
Other items, net	9,732	575
Changes in assets and liabilities:
Investment income due and accrued	1,010	3,681
Due premiums	1,845	797
Reinsurance recoverable — ceded policy liabilities	8,869	(328,793)
Agent and other receivables	7,476	45,200
Deferred acquisition costs	3,355	121,975
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	8,359	10,323
Policy liabilities	(90,286)	11,412
Other liabilities and accrued expenses	(6,514)	(31,457)

Cash used in continuing operations	(920)	(212,222)
Cash used in discontinued operations	(97)	(52)

Net cash used in operating activities	(1,017)	(212,274)

Investing Activities:
Student loan receivables	4,763	5,492
Securities available for sale	59,069	247,395
Short-term and other investments, net	(127,140)	175
Purchases of property and equipment	(2,170)	(13,698)
Proceeds from subsidiaries sold, net of cash disposed of $437	(440)	—
Net proceeds from sale of businesses and assets	—	4,665
Change in restricted cash	471	767
Decrease (increase) in agent receivables	(276)	2,923

Cash (used in) provided by continuing operations	(65,723)	247,719
Cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by investing activities	(65,723)	247,719

Financing Activities:
Repayment of student loan credit facility	(7,200)	(9,400)
Decrease in investment products	(4,410)	(1,322)
Increase in cash overdraft	—	2,931
Proceeds from shares issued to agent plans and other	6,340	9,923
Purchases of treasury stock	(18,279)	(51,566)
Excess tax reduction from equity based compensation	(1,478)	(320)

Cash used in continuing operations	(25,027)	(49,754)
Cash (used in) provided by discontinued operations	—	—

Net cash used in financing activities	(25,027)	(49,754)

Net change in cash and cash equivalents	(91,767)	(14,309)
Cash and cash equivalents at beginning of period	100,339	14,309

Cash and cash equivalents at end of period in continuing operations	$8,572	$—

Supplemental disclosures:
Income taxes paid	$10,314	$2,588

Interest paid	$29,142	$35,966

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the periods presented. The accompanying December 31, 2008 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. Certain amounts in the prior period financial statements have been reclassified to conform to the 2009 financial statement presentation. We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Concentrations
     Through the Self-Employed Agency Division (“SEA”), the Company’s insurance company subsidiaries provide health insurance products in 41 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance company subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. The three principal membership associations in the self-employed market that make available to their members our health insurance products are the Alliance for Affordable Services (“AAS”), the National Association for the Self-Employed (“NASE”) and Americans for Financial Security (“AFS”). During the nine months ended September 30, 2009, the Company issued approximately 49% of our new policies through AAS, approximately 12% of our new policies through NASE and approximately 22% of our new policies through AFS.
     Additionally, during the nine months ended September 30, 2009, the Company generated approximately 56% of its health premium revenue from the following 10 states:

Percentage
California	13%
Texas	8%
Florida	7%
Massachusetts	6%
Illinois	5%
Washington	4%
North Carolina	4%
Maine	3%
Pennsylvania	3%
Wisconsin	3%

56%
     As previously reported, on August 26, 2009, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West’) and The Chesapeake Life Insurance Company (“Chesapeake”) entered into a regulatory settlement agreement with the Massachusetts Division of Insurance to resolve all outstanding matters stemming from a 2006 regulatory settlement agreement and to resolve all issues identified in subsequent reviews and/or re-examinations conducted through February 2009. As previously reported, on August 31, 2009, the Company, MEGA and Mid-West entered into a consent with the Commonwealth of Massachusetts settling the matter entitled Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company, pending in the Superior Court of Suffolk County, Massachusetts, Case

Number 06-4411-F. As a result of these settlements, the Company’s insurance subsidiaries are prohibited from offering any new health benefit plans in Massachusetts on or after October 1, 2009. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information.
Deferred Acquisition Costs (“DAC”) — 2009 Change in Estimates
     Prior to January 1, 2009, the basis for the amortization period on deferred lead costs and the portion of DAC associated with excess commissions over ultimate paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, the Company refined its estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over sixty months, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of the Company’s insurance policies. Policies issued before January 1, 2009 will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.
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
     These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $3.0 million and $10.3 million, respectively, for the three and nine months ended September 30, 2009.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which has not yet been codified in the FASB Accounting Standards Codification (“ASC”). SFAS No. 167 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Any changes in consolidated entities resulting from a Company’s analysis must be applied retrospectively to prior period financial statements. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140 (“SFAS No. 166”), which has not yet been codified in the ASC. SFAS No. 166 provides greater transparency about transfers of financial assets and requires companies to determine whether the transferor or companies included in the transferor’s financial statements have surrendered control over transferred financial assets. SFAS No. 166 modifies the financial-components approach used in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was codified into FASB ASC Topic 860, Transfers and Servicing, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, this FSP removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. SFAS No. 166 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
     In September 2009, the FASB issued ASC Updated 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This Update is effective for annual and interim periods beginning after December 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which was codified into FASB ASC Topic 105, Generally Accepted Accounting Standards. This standard recognizes the ASC as the source of authoritative U.S. GAAP recognized by the FASB. Additionally, rules and interpretive releases of the SEC under authority of federal securities laws will also continue to be sources of authoritative GAAP for SEC registrants. The Company adopted such guidance in September 2009. Beginning in the third quarter of 2009, this guidance impacted the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which was codified into FASB ASC Topic 855, Subsequent Events. Under this guidance, an entity is required to disclose the date through which it has evaluated subsequent events and the basis for that date. Additionally, this guidance clarifies the circumstances under which an entity should recognize in the financial statements, the effects of events or transactions occurring after the balance sheet date, and required disclosures for such events and transactions. The Company adopted this guidance in the third quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820 — Measuring Liabilities at Fair Value), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification for measuring fair value in circumstances where a quoted price in an active market for the identical liability is not available. The Company adopted this guidance in the third quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). This standard provides guidance for estimating fair value when the market activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. Furthermore, this guidance requires disclosure in interim and annual periods for the inputs and valuation techniques used to measure fair value. Additionally, it requires an entity to disclose a change in valuation technique, and to quantify such effects. The Company adopted this guidance in the second quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which was codified into FASB ASC Topic 820. This guidance delays the effective date of SFAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted this guidance in the first quarter of 2009. Such adoption of these remaining provisions did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, which was codified into FASB ASC Topic 825, Financial Instruments. This guidance requires companies to provide disclosures about fair value of financial instruments in both interim and annual financial statements. Additionally, under this guidance, companies are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The Company adopted this guidance in the second quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, FASB issued FSP SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”), which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). This guidance improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this guidance, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. Such assessment may result in the recognition of an other-than-temporary impairment related to a credit loss in the statement of income and the recognition of an other-than-temporary impairment related to a non-credit loss in accumulated other comprehensive income on the balance sheet. To avoid recognizing the entire other-than-temporary impairment in the statement of income, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, at adoption, a company is permitted to make a one-time cumulative-effect adjustment for securities held at adoption for which an other-than-temporary impairment related to a non-credit loss had been previously recognized. The Company adopted this guidance in the second quarter of 2009. Upon adoption, the Company recognized such tax-effected cumulative effect as an increase to the opening balance of retained earnings for $1.0 million with a corresponding decrease to accumulated other comprehensive income, with no overall change to shareholders’ equity. See Note 4 of Notes to Consolidated Condensed Financial Statements.
     On January 1, 2009, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which was codified into FASB ASC Topic 815, Derivative Instruments (“ASC Topic 815”). This standard requires companies with derivative instruments to disclose information that enables financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted this guidance in the first quarter of 2009. See Note 6 of Notes to Consolidated Condensed Financial Statements for information on the Company’s derivative instrument, including these additional required disclosures.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which was codified into FASB ASC Topic 810, Consolidation. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of financial information related to minority interest in consolidated financial statements. The Company adopted this guidance in the first quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
2. DISPOSITIONS
Exit from Life Insurance Division Business
     On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through MEGA, Mid-West and The Chesapeake Life Insurance Company (“Chesapeake”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). The reinsurance transaction resulted in a pre-tax loss of $17.6 million for the nine months ended September 30, 2008, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs and $4.6 million was recorded in “Realized gains, net” in the Company’s consolidated condensed statement of income (loss).
     In connection with these transactions, the Company incurred $6.3 million in investment banker fees and legal fees recorded as “Other expenses” on the Company’s consolidated condensed statement of income (loss), of which $5.0 million was incurred during the three months ended September 30, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expenses,” of which $3.2 million was incurred during the three months ended September 30, 2008 (see Note 11 of Notes to Consolidated Condensed Financial Statements). In addition, the Company incurred interest expense of $3.0 million during the third quarter of 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date to the Closing Date. Lastly, the Ceding Companies wrote-off deferred acquisition costs of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of deferred acquisition costs correspondingly reduced the related deferred tax assets by $36.7 million at September 30, 2008.
Student Loans
     In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. Prior to June 30, 2009, the Company had presented the assets and liabilities of CFLD-I and UFC2 as held for sale on its consolidated condensed balance sheet and included the results of operations of CFLD-I and UFC2 in discontinued operations on its consolidated condensed statement of income (loss). As the closing of the Stock Purchase Agreement did not occur, the Company reclassified the assets and liabilities of CFLD-I and UFC2 out of held for sale and reclassified the results of operations from discontinued operations to continuing operations for all periods presented. Such reclassification in the condensed consolidated statement of income (loss) resulted in an increase in “Loss from continuing operations” of $12,000 and $5.3 million for the three and nine months ended September 30, 2008, respectively.

     In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of September 30, 2009, approximately $1.4 million of student loans have been funded under this agreement.
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
     On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC (“Venue Re”). The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000 for the nine months ended September 30, 2009. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all liabilities.
Exit from the Medicare Market
     In late 2007, the Company expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans — called HealthMarkets Care Assured PlansSM — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year. In connection with its exit from the Medicare market, the Company incurred employee termination costs of $371,000 and asset impairment charges of $1.1 million associated with technology assets unique to its Medicare business in the third quarter of 2008. Additionally, during the nine months ended September 30, 2008, the Company recognized a $4.9 million expense, recorded in “Underwriting, acquisition and insurance expenses,” associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was based on a minimum number of member months for the three year term of the contract covering calendar years 2008 through 2010. During 2009, the Company continued to fulfill its remaining obligations under the 2008 calendar year Medicare contracts.
3. FAIR VALUE MEASUREMENTS
     In accordance with ASC Topic 820, the Company categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:
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
     In accordance with ASC Topic 820, the Company has categorized its available for sale securities into a three level fair value hierarchy based on the priority of inputs to the valuation techniques. The fair values of investments disclosed in Level 1 of the fair value hierarchy include money market funds and certain U.S. government securities, while the investments disclosed in Level 2 include the majority of the Company’s fixed income investments. In cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies the fair value estimates within Level 3 of the fair value hierarchy.
     As of September 30, 2009, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $106.3 million of “Corporate debt and other” classified as Level 2, $2.2 million of “Collateralized debt obligations” classified as Level 3 and $1.4 million of “Commercial-backed” investments classified as Level 3. The $106.3 million of “Corporate debt and other” investments classified as Level 2 noted above includes $93.9 million of an investment grade corporate bond issued by UnitedHealth Group that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006.

Fair Value Hierarchy on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. and U.S. Government agencies	$5,085	$43,114	$—	$48,199
Corporate debt and other	—	351,705	—	351,705
Collateralized debt obligations	—	—	3,096	3,096
Residential-backed issued by agencies	—	111,585	—	111,585
Commercial-backed issued by agencies	—	8,787	—	8,787
Residential-backed	—	4,189	—	4,189
Commercial-backed	—	75,361	1,388	76,749
Asset-backed	—	20,367	445	20,812
Municipals	—	176,968	7,270	184,238
Corporate equities	33	—	—	33
Trading securities	—	—	13,956	13,956
Put options (1)	—	—	794	794
Short-term and other investments (2)	312,805	6,234	440	319,479

	$317,923	$798,310	$27,389	$1,143,622

(1)	Included in “Other assets” on the consolidated condensed balance sheet.

(2)	Amount excludes $18.6 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Interest rate swaps	$—	$10,714	$—	$10,714
Agent and employee plans	—	—	14,982	14,982

	$—	$10,714	$14,982	$25,696

     The following is a description of the valuation methodologies used for certain assets and liabilities of the Company measured at fair value on a recurring basis, including the general classification of such assets pursuant to the valuation hierarchy.
Fixed Income Investments
   Available for sale investments
     The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, and municipal auction rate securities and bonds.
     The Company estimates the fair value of its U.S. treasury securities using unadjusted quoted market prices, and accordingly, discloses these investments in Level 1 of the fair value hierarchy. The fair values of the majority of non-U.S. treasury securities held by the Company are determined based on observable market inputs provided by independent third party valuation information. The market inputs utilized in the pricing evaluation include but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The Company classifies the fair value estimates based on these observable market inputs within Level 2 of the fair value hierarchy. Investments classified within Level 2 consist of U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, and municipal bonds.
     The Company also holds a small number of fixed income investments, including certain mortgage-backed and asset- backed securities, and collateralized debt obligations, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. The Company estimates the fair value of its entire portfolio of municipal auction rate securities based on non-binding quotes received from independent third parties due to limited activity and market data for auction rate securities, resulting from liquidity issues in the global credit and capital markets. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of September 30, 2009, the fair values of certain municipal auction rate securities, collateralized debt obligations and mortgage-backed and asset-backed securities which represent approximately 1.5% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.

     Beginning in 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for this particular collateralized debt obligation. The Company continues to fair value this collateralized debt obligation as such during 2009.
     The Company established a fair value for such collateralized debt obligation based on information about the underlying pool of assets supplied by the investment’s asset manager. The Company developed a discounted cash flow valuation for the investment by applying assumptions for a variety of factors including among other things, default rates, recovery rates and a discount rate. The Company believes the assumptions for these factors were developed in a manner consistent with those that a market participant would use in valuation and were based on the information provided regarding the underlying pool of assets, various current market benchmarks, industry data for similar assets types, and particular market observations about similar assets.
Trading securities
     The Company’s fixed income trading securities consist of auction rate securities, for which the fair value is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.
Equities
     The Company maintains one investment in equity securities for which the Company uses a quoted market price based on observable market transactions. The Company includes the fair value estimate for this stock in Level 1 of the hierarchy. The remaining amount in equity securities represents one security accounted for using the equity method of accounting and, therefore, does not require fair value disclosure under the provisions of ASC Topic 820.
Short-term and other investments
     The Company’s short-term and other investments primarily consist of highly liquid money market funds, which are reflected within Level 1 and Level 2 of the fair value hierarchy. Additionally, the fair value of one of the Company’s investment assets included in short-term and other investments is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.
Put Options
     The put options that the Company owns are directly related to agreements the Company entered into with UBS during 2008 to facilitate the repurchase of certain auction rate municipal securities. The options are carried at fair value which is related to the fair value of the auction rate securities (see Trading securities above) and are recorded in “Other assets” on the consolidated condensed balance sheets. The Company accounts for such put options in accordance with ASC Topic 320, which provides a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on an instrument by instrument basis. Changes in fair value of assets and liabilities, for which the election is made, will be recognized in earnings as they occur.
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

Changes in Level 3 Assets and Liabilities
     The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three and nine months ended September 30, 2009.

Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended September 30, 2009
			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$2,563	$533	$—	$—	$—	$3,096
Commercial-backed	1,424	52	(88)	—	—	1,388
Asset-backed	360	85	—	—	—	445
Municipals	7,301	(31)	—	—	—	7,270
Trading securities	14,259	(53)	(250)	—	—	13,956
Put options	741	53	—	—	—	794
Other invested assets	141	365	(66)	—	—	440

	$26,789	$1,004	$(404)	$—	$—	$27,389

Liabilities
Agent and employee stock plans	$13,184	$—	$1,798	$—	$—	$14,982

Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Nine Months Ended September 30, 2009
			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$2,585	$1,906	$—	$(1,395)	$—	$3,096
Commercial-backed	1,494	149	(255)	—	—	1,388
Asset-backed	252	193	—	—	—	445
Municipals	6,539	731	—	—	—	7,270
Trading securities	11,937	2,369	(350)	—	—	13,956
Put options	3,163	(2,369)	—	—	—	794
Other invested assets	476	258	(294)	—	—	440

	$26,446	$3,237	$(899)	$(1,395)	$—	$27,389

Liabilities
Agent and employee stock plans	$18,158	$—	$(3,176)	$—	$—	$14,982

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).
Investments not reported at fair value
     Other investments primarily consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.
4. INVESTMENTS
     The Company’s investments consist of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(In thousands)
Securities available for sale
Fixed maturities	$809,360	$805,026
Equity securities	246	210
Trading securities	13,956	11,937
Short-term and other investments	338,029	210,433

Total investments	$1,161,591	$1,027,606

     Available for sale fixed maturities are reported at fair value which was derived as follows:

	September 30, 2009
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$46,717	$1,482	$—	$—	$48,199
Collateralized debt obligations	2,352	929	(185)	—	3,096
Residential-backed issued by agencies	107,388	4,347	(150)	—	111,585
Commercial-backed issued by agencies	8,366	421	—	—	8,787
Residential-backed	4,288	6	(105)	—	4,189
Commercial-backed	75,984	1,177	(412)	—	76,749
Asset-backed	21,474	316	(978)	—	20,812
Corporate bonds and municipals	519,709	19,163	(8,352)	—	530,520
Other	6,100	—	(677)	—	5,423

Total fixed maturities	$792,378	$27,841	$(10,859)	$—	$809,360

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$36,014	$1,794	$—	$37,808
Collateralized debt obligations	3,700	—	(1,115)	2,585
Residential-backed issued by agencies	72,468	1,910	(6)	74,372
Commercial-backed issued by agencies	37,406	781	(53)	38,134
Residential-backed	6,340	—	(878)	5,462
Commercial-backed	76,959	—	(8,427)	68,532
Asset-backed	25,011	70	(6,148)	18,933
Corporate bonds and municipals	590,996	4,229	(41,985)	553,240
Other	6,243	—	(283)	5,960

Total fixed maturities	$855,137	$8,784	$(58,895)	$805,026

     The amortized cost and fair value of available for sale fixed maturities at September 30, 2009, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$18,787	$18,989
Over 1 year through 5 years	179,801	184,639
Over 5 years through 10 years	258,195	262,277
Over 10 years	118,095	121,333

	574,878	587,238
Mortgage and asset-backed securities	217,500	222,122

Total fixed maturities	$792,378	$809,360

     See Note 3 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.
     A summary of net investment income sources is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Fixed maturities	$9,290	$13,361	$28,980	$42,524
Equity securities	19	—	36	(9)
Short-term and other investments	273	942	(937)	6,335
Agent receivables	613	731	1,959	2,382
Student loan interest income	1,149	1,656	3,625	5,817

	11,344	16,690	33,663	57,049
Less investment expenses	471	446	1,439	1,442

	$10,873	$16,244	$32,224	$55,607

Realized Gains and Losses
     Realized gains and losses on sales of investments are recognized in net income (loss) on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income (loss).
     Fixed maturities
     Proceeds from the sale and call of investments in fixed maturities were $38.2 million and $52.6 million for the three and nine months ended September 30, 2009, respectively, and $99.8 million and $224.2 million for the three and nine months ended September 30, 2008, respectively. Gross gains of $809,000 and $1.9 million were realized on the sale and call of fixed maturity investments for the three and nine months ended September 30, 2009, respectively. Gross gains of $961,000 and $1.9 million and gross losses of $206,000 and $766,000 were realized on the sale and call of fixed maturity investments for the three and nine months ended September 30, 2008, respectively.
     Equity securities
     The Company realized no gains or losses on equity securities during the three and nine months ended September 30, 2009 and 2008.
     Trading securities and Put options
     The Company accounts for certain municipal auction rate securities as trading securities. In 2008, the Company entered into an agreement with UBS to facilitate the repurchase of certain auction rate municipal securities. At such time, the Company received put options. Any gain or loss recognized on the trading securities is offset by the same gain or loss on the put options.
Unrealized Gains (Losses)
     Unrealized investment gains and losses on available for sale securities, net of applicable deferred income tax, are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on net income (loss).
     Set forth below is a summary of gross unrealized losses in its fixed maturities as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Collateralized debt obligations	$921	$185	$—	$—	$921	$185
Residential-backed issued by agencies	23,099	150	—	—	23,099	150
Residential-backed	—	—	3,740	105	3,740	105
Commercial-backed	—	—	19,199	412	19,199	412
Asset-backed	—	—	16,945	978	16,945	978
Corporate bonds and municipals	300	—	187,951	8,352	188,251	8,352
Other	—	—	5,423	677	5,423	677

Total	$24,320	$335	$233,258	$10,524	$257,578	$10,859

	December 31, 2008
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Collateralized debt obligations	$—	$—	$2,310	$1,115	$2,310	$1,115
Residential-backed issued by agencies	49	—	2,361	59	2,410	59
Residential-backed	—	—	5,461	878	5,461	878
Commercial-backed	28,432	2,960	40,100	5,467	68,532	8,427
Asset-backed	—	—	13,072	6,148	13,072	6,148
Corporate bonds and municipals	117,143	6,877	289,731	35,108	406,874	41,985
Other	—	—	5,960	283	5,960	283

Total	$145,624	$9,837	$358,995	$49,058	$504,619	$58,895

     Of the $335,000 in unrealized losses that had existed for less than twelve months at September 30, 2009, one “Collateralized debt obligation” had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to this security is $114,000 at September 30, 2009.
     Of the $10.5 million in unrealized losses that have existed for twelve months or longer at September 30, 2009, eleven securities had unrealized losses in excess of 10% of the security’s cost, of which five were classified as “Asset-backed securities,” one was classified as “Other” and five were classified as “Corporate bonds and municipals” in the table above. The amount of unrealized loss with respect to those securities was $5.8 million at September 30, 2009, of which $581,000 relates to “Asset-backed” securities, $676,000 relates to “Other” and $4.6 million relates to “Corporate bonds and municipals.”
     As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in the U.S. was volatile during 2008; however, the Company has seen improved market conditions during 2009, which are reflected in the decrease in unrealized losses, as well as a decrease in the number of securities with unrealized losses. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to our cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of September 30, 2009, the unrealized loss in these investments is temporary.
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
     Equity securities
     Gross unrealized investment gains (losses) on equity securities were $4,000 and $1,000 for the three and nine months ended September 30, 2009, respectively, and $4,000 and $(3,000) for the three and nine months ended September 30, 2008, respectively.
     Other-than-temporary impairments
     Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, the Company assesses whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its remaining amortized cost basis, the Company will determine the amount of the impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the statement of income (loss). OTTI losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on net income (loss).
     The Company recognized no OTTI losses during the three months ended September 30, 2009 and $4.1 million during the nine months ended September 30, 2009. These impairments, which the Company deemed to be other-than-temporary reductions, were attributable to credit losses and, as such, these impairments were recorded in the consolidated condensed statement of income (loss). The Company recognized realized losses from OTTIs of $16.8 million and $22.4 million for the three and nine months ended September 30, 2008, respectively. These OTTIs, which the Company deemed were other-than-temporary reductions, were due to a decline in the fair values of the investments below the Company’s cost basis resulting partially from liquidity issues experienced in the global credit and capital markets. The significant OTTI charges recognized during the three months ended September 30, 2008 resulted from certain corporate debt and collateralized debt obligation securities.

     Upon adoption of FSP SFAS No. 115-2, which was codified into ASC Topic 320, the Company recorded a cumulative-effect adjustment for debt securities held at adoption for which an OTTI had been previously recognized. The Company recognized such tax-effected cumulative effect of initially applying this guidance as an adjustment to “Retained earnings” for $1.0 million, net of tax, with a corresponding adjustment to “Accumulated other comprehensive income.”

				Reductions for	Credit losses on
		Additions for OTTI		increases in cash	debt securities for
Cumulative OTTI credit	Additions to OTTI	securities where		flows expected to	which a portion of
losses recognized for	securities where no	credit losses have	Reductions for	be collected that	an OTTI was
securities still	credit losses were	been recognized	securities sold	are recognized over	recognized
held at	recognized prior to	prior to	during the period	the remaining life	in OCI at
April 1, 2009	April 1, 2009	April 1, 2009	(realized)	of the security	September 30, 2009
(In thousands)
$28,012	$2,683	$—	$(4,203)	$(307)	$26,185
5. DEBT
     On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At September 30, 2009, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
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
     The following table sets forth detail of the Company’s debt and interest expense:

		Interest Expense
	Principal Amount at	Three Months Ended		Nine Months Ended
	September 30,	September 30,		September 30,
	2009	2009	2008	2009	2008
	(In thousands)
2006 credit agreement:
Term loan	$362,500	$3,737	$5,203	$12,757	$15,796
$75 Million revolver (non-use fee)	—	92	33	235	105
Trust preferred securities:
UICI Capital Trust I	15,470	165	247	544	788
HealthMarkets Capital Trust I	51,550	478	768	1,668	2,534
HealthMarkets Capital Trust II	51,550	1,102	1,102	3,271	3,283
Other:
Other interest	—	790	4,115	2,357	6,211
Amortization of financing fees	—	1,195	1,139	3,554	3,361

Total	$481,070	$7,559	$12,607	$24,386	$32,078
Student Loan Credit Facility	78,850	—	718	866	2,842

Total	$559,920	$7,559	$13,325	$25,252	$34,920

     The fair value of the Company’s long-term debt was $422.3 million and $317.4 million at September 30, 2009 and December 31, 2008, respectively. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Student Loan Credit Facility
     At September 30, 2009 and December 31, 2008, the Company had an aggregate of $78.9 million and $86.1 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At September 30, 2009 and December 31, 2008, indebtedness outstanding under the Student Loan Credit Facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $73.6 million and $80.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $5.4 million and $5.9 million, respectively.
     The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
     The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”) issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three and nine months ended September 30, 2009, the Company made principal payments of approximately $2.2 million and $7.2 million, respectively, and during the three and nine months ended September 30, 2008, the Company made principal payments of approximately $2.3 million and $9.4 million, respectively, on the SPE notes.
6. DERIVATIVES
     HealthMarkets uses derivative instruments, specifically interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The Company accounts for such interest rate swaps in accordance with ASC Topic 815. These swap agreements are designed as hedging instruments and the Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. The fair values of the interest rate swaps are contained in Note 3 of Notes to Consolidated Condensed Financial Statements. In assessing the fair value, the Company takes into consideration the current interest rates and the current creditworthiness of the counterparties, as well as the current creditworthiness of the Company, as applicable.
     At September 30, 2009, the Company owned two interest rate swap agreements with an aggregate notional amount of $200 million. The terms of the swaps are 4 and 5 years beginning on April 11, 2006. Additionally, the Company owned a 3 year swap, which matured on April 11, 2009.

     The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of September 30, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2009	2008		2009	2008
	(In thousands)
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate swaps		$—	$—	Other liabilities	$10,714	$13,538

Total derivatives		$—	$—		$10,714	$13,538

     The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income (loss) for the three and nine months ended September 30, 2009 and 2008:

Derivative Instruments in Hedging Relationships for the Three Months Ended September 30, 2009
Location of Gain
			(Loss) from	Amount of Interest Expense		Location of (Gain)
			Accumulated	(Income) Reclassified from		Loss Recognized in	Amount of (Gain) Loss
	Amount of Gain (Loss)		OCI into Income	Accumulated OCI into Income		Income on	Recognized in Income on
	Recognized in OCI on		(Effective	(Expense)		Derivative	Derivative
	Derivative (Effective Portion)		Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	2009	2008		2009	2008		2009	2008
(In thousands)
			Interest			Investment
Interest rate swaps	$(1,137)	$(901)	expense	$2,255	$1,699	income	$125	$192

Derivative Instruments in Hedging Relationships for the Nine Months Ended September 30, 2009
Location of Gain
			(Loss) from	Amount of Interest Expense		Location of (Gain)
			Accumulated	(Income) Reclassified from		Loss Recognized in	Amount of (Gain) Loss
	Amount of Gain (Loss)		OCI into Income	Accumulated OCI into Income		Income on	Recognized in Income on
	Recognized in OCI on		(Effective	(Expense)		Derivative	Derivative
	Derivative (Effective Portion)		Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	2009	2008		2009	2008		2009	2008
(In thousands)
			Interest			Investment
Interest rate swaps	$(2,036)	$(2,881)	expense	$6,741	$3,620	income	$519	$568

     HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
     At September 30, 2009, accumulated other comprehensive income (loss) included a deferred after-tax net loss of $6.0 million related to the interest rate swaps of which $646,000 ($420,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011, of which $448,000 is expected to be reclassified into earnings within the next twelve months.

7. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$17,395	$(18,796)	$28,611	$(44,385)
Income (loss) from discontinued operations	55	82	106	149

Net income (loss) available to common shareholders	$17,450	$(18,714)	$28,717	$(44,236)

Weighted average shares outstanding, basic	29,424	29,913	29,582	30,363
Dilutive effect of stock options and other shares	648	—	601	—

Weighted average shares outstanding, dilutive	30,072	29,913	30,183	30,363

Basic earnings (losses) per share:
From continuing operations	$0.59	$(0.63)	$0.97	$(1.46)
From discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, basic	$0.59	$(0.63)	$0.97	$(1.46)

Diluted earnings (losses) per share:
From continuing operations	$0.58	$(0.63)	$0.95	$(1.46)
From discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per share, basic	$0.58	$(0.63)	$0.95	$(1.46)

     During the three and nine months ended September 30, 2008, 887,856 and 751,147, respectively, of common stock equivalents were anti-dilutive. Consequently the effect of their conversion into shares of common stock has been excluded from the calculation of diluted net income per share.
8. COMMITMENTS AND CONTINGENCIES
Leases
     For the three and nine months ended September 30, 2009, the Company recorded impairment expenses of approximately $2.9 million and $4.5 million, respectively, which are included in “Underwriting, acquisition and insurance expenses” on the consolidated condensed statements of income (loss). Such expenses relate to three leased facilities which the Company no longer utilizes. These costs represent impairments of leasehold improvements, as well as provisions for future remaining lease obligations. In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, the provisions recorded for lease obligations on the cease-use dates were determined based on the fair value of the liability for costs that will continue to be incurred over the remaining terms of the leases without economic benefit to the Company.
     With respect to the facilities discussed above, at September 30, 2009 the Company had a liability of $2.6 million, which is included in “Other liabilities” on the consolidated condensed balance sheet. Payments toward the liability will continue through February 2013, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.
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
Litigation Matters
     Insurance Claims Litigation
     As previously disclosed, MEGA was named as a defendant in an action filed on April 8, 2003 (Lucinda Myers v. MEGA et al.) pending in the District Court of Potter County, Texas, Case No. 90826-E. Plaintiff alleged several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, negligence, unfair claims settlement practices, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, mental anguish, and felony destruction of records and securing execution by deception. Plaintiff sought monetary damages in an unspecified amount and declaratory relief. MEGA asserted a counterclaim alleging, among other things, a cause of action against the plaintiff for rescission of the health insurance contract due to material misrepresentations in the application for insurance. On September 29, 2009, this matter was dismissed with prejudice following a settlement of this matter on terms that did not have a material adverse effect upon the Company’s consolidated financial condition or results of operations.
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
     Fair Labor Standards Act Agent Litigation
     As previously disclosed, HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006. On March 30, 2007, the Court denied HealthMarkets and Mid-West’s motion and granted the plaintiffs’ motion. In October 2008, the United States Fifth Circuit Court of Appeals affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the FLSA and remanded the case to the trial court for further proceedings. On March 23, 2009, the United States Supreme Court denied HealthMarkets’ and Mid-West’s petition for writ of certiorari. A court-approved notice to prospective participants in the collective action was mailed in April 2008, providing prospective participants with the ability to file “opt-in” elections. Discovery in this matter is ongoing. This matter has been scheduled for trial on March 15, 2010. The Company is in the process of evaluating the impact that these matters may have on its relationships with agents. At present, it is unclear what effect these matters may have on the Company’s consolidated financial condition or results of operations.
     Commonwealth of Massachusetts Litigation
     As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411-F. Plaintiff alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. On August 22, 2007, the Attorney General filed an amended complaint which added HealthMarkets, Inc. and Mid-West (together with MEGA, the “Defendants”) to this action and broadened plaintiff’s original allegations. The amended complaint included allegations that the Defendants engaged in unfair and deceptive trade practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits.
     On August 31, 2009, the Defendants and the Commonwealth of Massachusetts agreed to settle this matter by executing a Final Judgment by Consent (the “Consent”), which the Court approved on September 3, 2009. By entering into the Consent, the Defendants do not admit to any violation of law or liability. The settlement terms include a collective total payment of $15.0 million, subject to certain credits for payments made under the August 26, 2009 Regulatory Settlement Agreement with the Massachusetts Division of Insurance (the “Settlement Agreement”) described below in “Regulatory Matters.” Each Defendant will pay $5.0 million, comprised of (i) $1.0 million to be paid as civil penalties (the “Penalties Payment”); (ii) $250,000 to be paid as attorneys’ fees and costs; and (iii) $3.75 million to be paid for consumer compensatory damages and other consumer relief (the “Consumer Relief Payments”). The Consent acknowledges the obligations of MEGA and Mid-West under the Settlement Agreement to pay $2.0 million, together with an as-yet undetermined sum pursuant to a claims reassessment process. The Consent provides credits as follows: (i) the $2.0 million payment under the Settlement Agreement will be credited towards the $2.0 million in Penalties Payments that MEGA and Mid-West would otherwise be required to collectively pay and (ii) based on amounts to be paid by MEGA and Mid-West under the Settlement Agreement for claims reassessment, the Attorney General will provide a preliminary credit of $400,000 toward the Consumer Relief Payments due collectively from MEGA and Mid-West. If the total amount of such claims reassessment payments is less than $400,000, MEGA and Mid-West must pay the difference. If the total amount of such claims reassessment payments is more than $400,000, the Attorney General must pay the amount which exceeds $400,000 up to a maximum payment of $600,000. Defendants will provide the Attorney General with information regarding actions taken, since February 1, 2007, to remediate claims associated with certain mandated benefits and policy exclusion limits. In addition to the payments described above, if the total amount of payments to remediate such claims since February 1, 2007 is less than $2.2 million, the Defendants must pay the difference.
     The Consent also imposes upon the Defendants certain non-monetary obligation. Effective October 1, 2009, for a period of five years from the date of written notice to customers (which notice must be given on or before June 30, 2011), the Consent prohibits MEGA and Mid-West, or any insurance subsidiary of the Company, from writing or issuing Health Plans (as defined under applicable Massachusetts law) in Massachusetts. The Consent also requires the Defendants to provide customers with written notice regarding restrictions on renewals on or before June 30, 2011; requires disclosure to customers regarding medical loss ratio of the MEGA and Mid-West Health Plans for the calendar years 2008, 2009 and 2010 and whether the products qualify as Creditable Coverage (as defined under applicable Massachusetts law); and imposes a number of injunctive terms, copies of which must be served on persons who have served as insurance producers of Defendants since January 1, 2009. To the extent that the Defendants sell health benefit plans of a third party carrier, the Consent further requires the Defendants to implement revised agent training materials and agent oversight processes and provide reporting to the Commonwealth of Massachusetts regarding compliance with performance standards under the previously reported May 2008 regulatory settlement agreement resolving matters arising from the multi-state market conduct examination of MEGA, Mid-West and Chesapeake (the “Insurance Companies”).
     General Litigation Matters
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
Regulatory Matters
Massachusetts Division of Insurance
     As previously disclosed, in December 2006, the Insurance Companies entered into a regulatory settlement agreement with the Massachusetts Division of Insurance (the “Division”) following two prior limited scope market conduct examinations, the first pertaining to operations, complaint handling, marketing and sales, certificate holder services, underwriting and rating, and the second pertaining to claims handling practices in small group health insurance. The

Division has monitored the Insurance Companies’ activities and implementation of the regulatory settlement agreement requirements and, in January 2009, commenced a re-examination of certain key provisions of the regulatory settlement agreement.
     On August 26, 2009, the Insurance Companies and the Division entered into the Settlement Agreement to resolve all outstanding matters stemming from the 2006 regulatory settlement agreement and to resolve all issues identified in subsequent reviews and/or re-examinations conducted through February 2009. By entering into the Settlement Agreement, the Insurance Companies do not admit, deny or concede any actual or potential fault, wrongdoing, liability or violation of law in connection with any facts or claims that have been or could have been alleged against them.
     The settlement terms include payment of a $2.0 million fee; discontinuance of voluntary sales of health benefit plans to eligible individuals and small businesses in the Massachusetts market; and agreement not to offer any new health benefit plans in Massachusetts on or after October 1, 2009, for a period of three years. The Insurance Companies may continue to offer ancillary vision, dental and related specialty plans that are not considered “health benefit plans” under Massachusetts law, and may continue to renew all existing health benefit plans and to honor all existing contracts pursuant to applicable statutory and regulatory requirements. The terms of the Settlement Agreement also require referral of all producer disciplinary actions to the Division’s Special Investigations Unit for a two year period; a targeted customer outreach notifying certain insureds of their right to participate in a claims reassessment process; monthly reporting to the Division regarding the claims reassessment process and Special Investigation Unit referrals; and continued compliance with the requirements of the December 2006 regulatory settlement agreement as such requirements pertain to the business that the Insurance Companies continue to issue and/or renew after the Settlement Agreement is executed. The reasonable costs of the Division in monitoring compliance with the Settlement Agreement will be paid by the Insurance Companies. The Division may impose an additional penalty of up to $3.0 million if the Insurance Companies fail to comply with the requirements of the Settlement Agreement.
     General Regulatory Matters
     The Company’s insurance subsidiaries are subject to various other pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of the Insurance Companies for the examination period January 1, 2000 through December 31, 2005. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
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

     Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$259,231	$310,944	$815,819	$949,368
Medicare Division	1,253	26,519	1,254	72,537
Other Insurance Division	1,396	6,576	7,350	22,487

Total Insurance	261,880	344,039	824,423	1,044,392
Corporate	5,001	(6,985)	8,997	3,859
Intersegment Eliminations	(122)	(38)	(122)	(129)

Total revenue excluding disposed operations	266,759	337,016	833,298	1,048,122
Disposed Operations	20	54	71	47,621

Total revenue from continuing operations	$266,779	$337,070	$833,369	$1,095,743

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$40,774	$16,374	$105,224	$47,119
Medicare Division	2,584	(3,077)	(7,743)	(15,381)
Other Insurance Division	739	(1,348)	3,153	2,893

Total Insurance	44,097	11,949	100,634	34,631
Corporate	(16,866)	(36,556)	(53,285)	(81,701)

Total operating income (loss) excluding disposed operations	27,231	(24,607)	47,349	(47,070)

Disposed Operations	(192)	(3,508)	(2,282)	(23,036)

Total income (loss) from continuing operations before taxes	$27,039	$(28,115)	$45,067	$(70,106)

     Assets by operating segment at September 30, 2009 and December 31, 2008 are set forth in the table below:

	September 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$732,517	$822,966
Medicare Division	8,438	18,328
Other Insurance Division	1,326	20,985

Total Insurance	742,281	862,279

Corporate	762,555	667,617

Total assets excluding assets of Disposed Operations and assets held for sale	1,504,836	1,529,896

Disposed Operations	390,012	386,817

Total assets	$1,894,848	$1,916,713

     The assets of Disposed Operations primarily represent reinsurance recoverable associated with the Coinsurance Agreements entered into with Wilton. See Note 2 of Notes to Consolidated Condensed Financial Statements.
10. AGENT AND EMPLOYEE STOCK PLANS
Agent Stock Accumulation Plans
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent contractor insurance agents and independent contractor sales representatives associated with the Company. With respect to references to our sales agents as independent contractors, see discussion of Joseph Hopkins et al., v. Cornerstone America et al., Fair Labor Standards Act Agent Litigation, in Note 8 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 under the caption “Item 3. Legal Proceedings.”

     The Company estimates its current liability for unvested matching credits based on (i) the number of unvested credits, (ii) the prevailing “fair market value” (as determined by the Company’s Board of Directors since the acquisition of the Company by affiliates of a group of private equity investors) of the Class A-2 common stock ($19.95 at September 30, 2009 and $19.00 at December 31, 2008) and (iii) an estimate of the percentage of the vesting period that has elapsed. At September 30, 2009, the Company recorded a liability for 1,006,184 unvested matching credits payable under the Agent Plans of $12.8 million. At December 31, 2008, the Company recorded a liability for 1,166,663 unvested matching credits payable under the Agent Plans of $16.2 million, of which 362,711 vested in January 2009. Upon vesting, the Company decreased additional paid-in capital by $5.8 million, decreased treasury shares by $12.7 million and decreased other liabilities by $6.9 million. The liability is recorded in “Other liabilities” on the consolidated condensed balance sheets.
     The Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. Additionally, changes in the liability from one period to the next are accounted for as either an increase in, or a decrease to, compensation expense. The following table sets forth the total compensation expense, recorded in “Underwriting, acquisition and insurance expenses,” and tax benefit associated with the Company’s Agent Plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
SEA and Medicare Division stock-based compensation expense	$989	$1,230	$3,977	$3,833
Corporate variable non-cash stock-based compensation (benefit) expense	440	(607)	(386)	(3,825)

Total Agent Plan compensation (benefit) expense	1,429	623	3,591	8
Related Tax Benefit	500	218	1,257	3

Net expense included in financial results	$929	$405	$2,334	$5

     Employee Plans
     As previously reported, on September 8, 2009, the Company entered into new employment agreements with certain executive officers of the Company. In connection with their entry into these new employment agreements, the executives agreed to forfeit 1,315,000 stock options previously granted to them and the Company granted 810,640 new stock options and 836,502 new restricted share awards. These equity awards transactions will generally be void if the Company does not obtain shareholder approval of the required amendments to the Amended and Restated 2006 Management Option Plan by the earlier of a change of control of the Company or December 31, 2009.
11. TRANSACTIONS WITH RELATED PARTIES
     As of September 30, 2009, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 56.0%, 23.0%, and 11.5%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
     Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. Aggregate annual monitoring fees in the amount of $12.5 million for 2009 were paid in full to the Private Equity Investors in January 2009. The Company has expensed $9.4 million through September 30, 2009.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the first quarter of 2009, the amount of the Company’s original commitment was reduced by $2.0 million, to $8.0 million. During the nine months ended September 30, 2009, the Company funded a $600,000 capital call to such investment. As of September 30, 2009, the Company has made contributions totaling $3.9 million, and has a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $4.1 million.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the nine months ended September 30, 2009, the Company received $771,000 in capital distributions from Blackstone Strategic Alliance Fund L.P. During the nine months ended September 30, 2009, the Company funded a $1.4 million capital call to such investment. As of September 30, 2009, the Company has made contributions totaling $5.8 million, and has a remaining commitment to Blackstone Strategic Alliance Fund L.P. of $4.2 million.
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
     In connection with the completion of the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 pursuant to which Wilton Reassurance Company or its affiliates acquired substantially all of the business of the Company’s Life Insurance Division, the Company recognized transaction fees payable to affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners of $1.2 million, $479,000 and $240,000, respectively, which fees were paid in full on October 27, 2008. See Note 2 of Notes to Consolidated Condensed Financial Statements for additional information regarding the sale of the Company’s former Life Insurance Division.
     From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. For example, in 2009 and 2008, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During the three and nine months ended September 30, 2009, in connection with these events, the Company paid the hotel approximately $1.2 million and $3.8 million, respectively and during both the three and nine months ended September 30, 2008, the Company paid the hotel approximately $0 and $1.6 million, respectively. Employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest. The Company believes that the terms of all such transactions are and have been on terms no less favorable to the Company than could have been obtained in arms’ length transactions with unrelated third parties.

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
     We market these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. The Company has approximately 1,000 independent writing agents per week in the field selling health insurance in 41 states and the District of Columbia.
     In late 2007, the Company expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans – called HealthMarkets Care Assured PlansSM – in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year. In connection with its exit from the Medicare market, the Company incurred employee termination costs of $371,000 and asset impairment charges of $1.1 million associated with technology assets unique to its Medicare business in the third quarter of 2008. Additionally, during the nine months ended September 30, 2008, the Company recognized a $4.9 million expense, recorded in “Underwriting, acquisition and insurance expenses,” associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was based on a minimum number of member months for the three year term of the contract covering calendar years 2008 through 2010. During 2009, the Company continued to fulfill its remaining obligations under the 2008 calendar year Medicare contracts.
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
     On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC (“Venue Re”). The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000 for the nine months ended September 30, 2009. The Company will continue to reflect the existing insurance business in its financial statements to final termination of substantially all liabilities.
Insphere Insurance Solutions
     During the second quarter of 2009, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”), a Delaware corporation and a wholly-owned subsidiary of HealthMarkets, LLC. Insphere is an authorized insurance agency in 50 states and the District of Columbia. Insphere will serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance, and will distribute products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies.
     Insphere has completed marketing agreements with a number of life, health, long-term care and retirement insurance carriers. Those carriers include, but are not limited to, ING, Minnesota Life Insurance Company, John Hancock and United Healthcare’s Golden Rule Insurance Company. Specifically, effective July 2009, Insphere completed a marketing agreement with ING, a leading global banking and insurance company, to distribute ING’s term life and universal life insurance products. Insphere began marketing ING insurance policies in October. In September 2009, Insphere completed a marketing agreement with Minnesota Life Insurance Company, to sell selected life insurance products, and with John Hancock, to sell selected long-term care insurance products. In October 2009, Insphere began marketing health insurance plans for United Healthcare’s Golden Rule Insurance Company. These plans will first be offered through Insphere in Alabama, Arizona, Delaware, Florida, Illinois, Maryland, North Carolina, Tennessee, Virginia, Wisconsin and Washington, D.C., after which time we expect that sales will be expanded into the other markets in which United Healthcare’s personal health plans are currently available.
Exit from Life Insurance Division Business
     On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). The reinsurance transaction resulted in a pre-tax loss of $17.6 million for the nine months ended September 30, 2008, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs and $4.6 million was recorded in “Realized gains, net” in the Company’s consolidated condensed statement of income (loss).
     In connection with these transactions, the Company incurred $6.3 million in investment banker fees and legal fees recorded as “Other expenses” on the Company’s consolidated condensed statement of income (loss), of which $5.0 million was incurred during the three months ended September 30, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expenses,” of which $3.2 million was incurred during the three months ended September 30, 2008 (see Note 11 of Notes to Consolidated Condensed Financial Statements). In addition, the Company incurred interest expense of $3.0 million during the third quarter of 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date to the Closing Date. Lastly, the Ceding Companies wrote-off deferred acquisition costs of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of deferred acquisition costs correspondingly reduced the related deferred tax assets by $36.7 million at September 30, 2008.

Student Loans
     In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. Prior to June 30, 2009, the Company had presented the assets and liabilities of CFLD-I and UFC2 as held for sale on its consolidated condensed balance sheet and included the results of operations of CFLD-I and UFC2 in discontinued operations on its consolidated condensed statement of income (loss). As the closing of the Stock Purchase Agreement did not occur, the Company reclassified the assets and liabilities of CFLD-I and UFC2 out of held for sale and reclassified the results of operations from discontinued operations to continuing operations for all periods presented. Such reclassification in the condensed consolidated statement of income (loss) resulted in an increase in “Loss from continuing operations” of $12,000 and $5.3 million for the three and nine months ended September 30, 2008, respectively.
     In accordance with the terms of the Coinsured Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of September 30, 2009, approximately $1.4 million of student loans have been funded under this agreement.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
REVENUE
Health premiums	$239,560	$315,765	$753,203	$959,068
Life premiums and other considerations	487	673	1,829	37,189

	240,047	316,438	755,032	996,257
Investment income	10,873	16,244	32,224	55,607
Other income	15,064	19,710	47,841	62,440
Other-than-temporary impairment losses	—	(16,785)	(4,078)	(22,366)
Realized gains, net	795	1,463	2,350	3,805

	266,779	337,070	833,369	1,095,743

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	126,042	211,500	435,721	661,795
Underwriting, acquisition, and insurance expenses	84,191	113,862	263,467	381,846
Other expenses	21,948	26,498	63,862	87,288
Interest expense	7,559	13,325	25,252	34,920

	239,740	365,185	788,302	1,165,849

Income (loss) from continuing operations before income taxes	27,039	(28,115)	45,067	(70,106)
Federal income taxes	9,644	(9,319)	16,456	(25,721)

Income (loss) from continuing operations	17,395	(18,796)	28,611	(44,385)
Income (loss) from discontinued operations, net	55	82	106	149

Net income (loss)	$17,450	$(18,714)	$28,717	$(44,236)

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

     Revenue and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of the Company’s business segments and divisions were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$259,231	$310,944	$815,819	$949,368
Medicare Division	1,253	26,519	1,254	72,537
Other Insurance Division	1,396	6,576	7,350	22,487

Total Insurance	261,880	344,039	824,423	1,044,392
Corporate	5,001	(6,985)	8,997	3,859
Intersegment Eliminations	(122)	(38)	(122)	(129)

Total revenue excluding disposed operations	266,759	337,016	833,298	1,048,122
Disposed Operations	20	54	71	47,621

Total revenue from continuing operations	$266,779	$337,070	$833,369	$1,095,743

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$40,774	$16,374	$105,224	$47,119
Medicare Division	2,584	(3,077)	(7,743)	(15,381)
Other Insurance Division	739	(1,348)	3,153	2,893

Total Insurance	44,097	11,949	100,634	34,631
Corporate	(16,866)	(36,556)	(53,285)	(81,701)

Total operating income (loss) excluding disposed operations	27,231	(24,607)	47,349	(47,070)

Disposed Operations	(192)	(3,508)	(2,282)	(23,036)

Total income (loss) from continuing operations before taxes	$27,039	$(28,115)	$45,067	$(70,106)

Insurance
     Set forth below is certain summary financial and operating data for the Company’s Insurance segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue
Earned premium revenue	$240,046	$316,370	$755,031	$960,011
Investment income	6,247	8,064	20,035	21,102
Other income	15,587	19,605	49,357	63,279

Total revenue	261,880	344,039	824,423	1,044,392
Expenses
Benefit expenses	125,963	211,391	433,929	629,797
Underwriting and policy acquisition expenses	83,618	111,144	263,293	347,238
Other expenses	8,202	9,555	26,567	32,726

Total expenses	217,783	332,090	723,789	1,009,761

Operating income	$44,097	$11,949	$100,634	$34,631

Other operating data:
Loss ratio	52.5%	66.8%	57.5%	65.6%
Expense ratio	34.8%	35.1%	34.9%	36.2%

Combined ratio	87.3%	101.9%	92.4%	101.8%
     The Insurance segment includes the Company’s SEA Division, the Medicare Division and Other Insurance Division. Management reviews results of operations for the Insurance segment by reviewing each of the above mentioned divisions.

Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s SEA Division for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Revenue
Earned premium revenue	$237,937	$283,746	$748,468	$866,810
Investment income	6,311	7,485	20,510	21,827
Other income	14,983	19,713	46,841	60,731

Total revenue	259,231	310,944	815,819	949,368
Benefits and Expenses
Benefit expenses	127,545	182,890	425,330	555,376
Underwriting and policy acquisition expenses	82,710	102,125	258,698	314,146
Other expenses	8,202	9,555	26,567	32,727

Total expenses	218,457	294,570	710,595	902,249

Operating income	$40,774	$16,374	$105,224	$47,119

Other operating data:
Loss ratio	53.6%	64.5%	56.8%	64.1%
Expense ratio	34.8%	36.0%	34.6%	36.2%

Combined ratio	88.4%	100.5%	91.4%	100.3%
Average number of writing agents in period	963	1,232	1,059	1,319
Submitted annualized volume	$75,633	$110,883	$277,864	$353,884
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
   Three Months Ended September 30, 2009 versus September 30, 2008
     The SEA Division reported earned premium revenue of $237.9 million in the three months ended September 30, 2009 as compared with $283.7 million for 2008, a decrease of $45.8 million or 16%. The decrease is primarily due to a decline in submitted annualized premium volume. Submitted annualized premium volume reported for the three months ended September 30, 2009 was $75.6 million compared to $110.9 million for 2008, a decrease of $35.3 million, which is attributable to the decrease in number of writing agents compared to the three months ended September 30, 2008 and the delay in the rollout of the new products.
     The SEA Division reported operating income for the three months ended September 30, 2009 of $40.8 million compared to operating income of $16.4 million in the corresponding period of 2008. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) for the three months ended September 30, 2009 was 17.1% compared to the operating margin of 5.8% in the corresponding 2008 period. The increase in operating margin during the current year period is generally attributable to a decrease in loss ratio which reflects better claims experience on both our new products, as well as our legacy products.
     Underwriting, acquisition and insurance expenses decreased by $19.4 million, or 19% to $82.7 million during 2009 from $102.1 million in the corresponding period of 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue, as well as the Company’s determination to defer certain underwriting and policy issuance costs in 2009. Additionally, the Company initiated certain cost reduction programs beginning in the fourth quarter of 2008. These reductions are partially offset by costs incurred with the formation of Insphere Insurance Solutions.
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
   Nine Months Ended September 30, 2009 versus September 30, 2008
     The SEA Division reported earned premium revenue of $748.5 million in the nine months ended September 30, 2009 as compared with $866.8 million for 2008, a decrease of $118.3 million or 14%, which is primarily due to the reduction in submitted annualized premium volume. In the nine months ended September 30, 2009, total SEA Division submitted annualized premium volume decreased to $277.9 million from $353.9 million in the corresponding 2008 period, which was primarily attributable to a decrease in the number of writing agents from an average of 1,319 during the nine months ended September 30, 2008 to an average of 1,059 during the same period in 2009.
     The SEA Division reported operating income for the nine months ended September 30, 2009 of $105.2 million compared to operating income of $47.1 million in the corresponding period of 2008. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) for the nine months ended September 30, 2009 was 14.1% compared to the operating margin of 5.4% in the corresponding 2008 period. The increase in operating margin during the current year period is generally attributable to a loss ratio reflecting better claims experience on both our new products, as well as our legacy products.
     Underwriting, acquisition and insurance expenses decreased by $55.4 million, or 18% to $258.7 million during 2009 from $314.1 million in the corresponding period of 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue and, in addition, the deferral of certain underwriting and policy issuance costs in 2009. Furthermore, the Company initiated certain cost reduction programs beginning in the fourth quarter of 2008, which is being reflected as a decrease in the expense ratio. These reductions are partially offset by costs incurred with the formation of Insphere Insurance Solutions.
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
Medicare Division
     Set forth below is certain summary financial and operating data for the Company’s Medicare Division for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(Dollars in thousands)
Revenue
Earned premium revenue	$1,161	$26,388	$1,123	$72,247
Investment income and other income	92	131	131	290

Total revenue	1,253	26,519	1,254	72,537
Benefits and Expenses
Benefit expenses	(1,366)	22,460	8,935	62,590
Underwriting and policy acquisition expenses	35	7,136	62	25,328

Total expenses	(1,331)	29,596	8,997	87,918

Operating income (loss)	$2,584	$(3,077)	$(7,743)	$(15,381)

Other operating data:
Loss ratio	NM	85.1%	NM	86.6%
Expense ratio	NM	27.0%	NM	35.1%

Combined ratio	NM	112.1%	NM	121.7%
Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
Expense ratio. The expense ratio represents underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
NM. Not meaningful
     In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage PFFS — called HMCA Plans — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company decided that it would not participate in the Medicare Advantage marketplace after the 2008 plan year. As such, the results of operations for the three and nine months ended September 30, 2009 are not comparable to the results of operations for the three and nine months ended September 30, 2008. During 2009, the Company continued to fulfill its remaining obligations under the 2008 calendar year Medicare contracts.

   Three and Nine Months Ended September 30, 2009
     During early 2009, the Company experienced a higher than expected claim volume, as well as the submission of several large claims. As a result, the Company amended the completion factors used to calculate its reserves, and increased the overall projected lifetime loss ratio. During the third quarter of 2009, the Company began experiencing better than expected claim volume and, as such, continued to refine the completion factors used to calculate its reserves. Such refinements resulted in a positive claim experience for the three months ended September 30, 2009. As a result of its continued refinements of the completion factors throughout 2009, the Company increased the overall projected lifetime loss ratio from 83.3% as of December 31, 2008 to 91.5% as of September 30, 2009. This resulted in an expense of $8.9 million for the nine months ended September 30, 2009. At September 30, 2009, the Company has a remaining claims reserve of approximately $6.7 million.
   Three and Nine Months Ended September 30, 2008
     The Medicare Division had $26.4 million and $72.2 million in earned premium for the three and nine months ended September 30, 2008, respectively. Benefit expenses for the nine months ended September 30, 2008 of $62.6 million resulted in a loss ratio of 86.6%, which was consistent with the Company’s expectations after adjusting for the actual member risk scores as provided by CMS.
     Underwriting, acquisition and insurance expenses were $25.3 million for the nine months ended September 30, 2008, which included $371,000 of employee termination costs, $1.1 million of asset impairment charges associated with technology assets unique to the Medicare business and a $4.9 million expense associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was based on a minimum number of member months for the three year term of the contract covering calendar years 2008 through 2010.
Other Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Revenue
Earned premium revenue	$948	$6,236	$5,440	$20,954
Investment income	463	448	1,376	1,338
Other income	(15)	(108)	534	195

Total revenue	1,396	6,576	7,350	22,487
Benefits and Expenses
Benefit expenses	(216)	6,041	(336)	11,831
Underwriting, acquisition and insurance expenses	873	1,883	4,533	7,763

Total expenses	657	7,924	4,197	19,594

Operating income (loss)	$739	$(1,348)	$3,153	$2,893

Other operating data:
Loss ratio	NM	96.9%	NM	56.5%
Expense ratio	92.1%	30.2%	83.3%	37.0%

Combined ratio	69.3%	127.1%	77.2%	93.5%
Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.
Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
NM. Not material
     The Company’s Other Insurance Division consisted of ZON-Re, an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, AD&D, accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re. The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all liabilities.

   Three and Nine Months Ended September 30, 2009 versus September 30, 2008
     For the three months ended September 30, 2009, operating income was $739,000 on revenue of $1.4 million, compared to a $1.3 million loss on $6.6 million of revenue for the corresponding period in 2008. For the nine months ended September 30, 2009, operating income was $3.2 on revenue of $7.4 million, compared to $2.9 million of operating income on $22.5 million of revenue for the corresponding period in 2008. The overall decrease in operating income from the prior year is due to the Company’s exit from this line of business during the second quarter of 2009.
     For the three months and nine months ended September 30, 2009, the Company recognized positive experience related to benefits expense as a result of favorable claims experience on the policies maturing during the period, for which the Company has not renewed. Benefit expenses for the three months and nine months ended September 30, 2008 include a large catastrophic claim on reinsured excess loss business in the amount of $1.9 million and a $900,000 loss on quota share disability business. When considering the results for the nine months ended September 30, 2008, the adverse third quarter results were partially mitigated by favorable claim experience during the second quarter of 2008. Underwriting, acquisition and insurance expenses were $873,000 and $4.5 million during the three and nine months ended September 30, 2009, respectively, compared to $1.9 million and $7.8 million in the corresponding period in 2008. The decrease in expenses during 2009 reflects the Company’s exit from this line of business during the second quarter of 2009.
Corporate
     Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, the student loan business and general expenses relating to corporate operations.
     Set forth below is a summary of the components of operating income (loss) at the Company’s Corporate segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Investment income on equity	$2,847	$6,519	$6,581	$16,183
Net investment impairment losses recognized in earnings	—	(16,785)	(4,078)	(22,366)
Realized gains, net	795	1,463	2,350	3,680
Interest expense on corporate debt	(7,559)	(12,607)	(24,386)	(32,078)
Student loan operations	(279)	(19)	(258)	(8,156)
Variable stock-based compensation (expense) benefit	(440)	607	386	3,825
General corporate expenses and other	(12,230)	(15,734)	(33,880)	(42,789)

Operating expense	$(16,866)	$(36,556)	$(53,285)	$(81,701)

     The Corporate segment reported an operating loss for the three months ended September 30, 2009 of $16.9 million compared to $36.6 million, in the corresponding 2008 period for an overall decrease in operating expenses of $19.7 million. The decrease in operating expenses is primarily due to the following items:
•	Investment income on equity decreased by $3.7 million primarily due to a decrease in the amount of invested assets in 2009 compared to 2008. This decrease was partially offset by an increase in investment income earned on the Company’s equity method investments of $1.0 million.

•	Interest expense on corporate debt decreased by $5.0 million due to lower interest rates in the third quarter of 2009 compared to the third quarter of 2008. Additionally, the 2008 balance includes $3.0 million of interest expense associated with the use of cash transferred to Wilton during the period from the Coinsurance Effective Date (July 1, 2008) and the Closing Date (September 30, 2008).

•	Net investment impairment losses recognized in earnings decreased $16.8 million as the Company did not incur any impairment losses on other-than-temporary impairments in the third quarter of 2009.

•	General corporate expenses and other decreased by $4.0 million from prior year, which is primarily attributable to a $3.9 million of broker and transaction fees related to the Life Insurance Division transaction in 2008.

   Nine Months Ended September 30, 2009 versus September 30, 2008
     The Corporate segment reported an operating loss for the nine months ended September 30, 2009 of $53.3 million compared to $81.7 million, in the corresponding 2008 period for an overall decrease in operating expenses of $28.4 million. The decrease in operating expenses is primarily due to the following items:
•	Investment income on equity decreased by $9.6 million due to a reduction in the amount of assets available for investment in 2009 compared to 2008, as well as a $3.5 million decrease in investment income during the current year on the Company’s equity method investments.

•	Interest expense on corporate debt decreased due to a lower interest rate environment in 2009 compared to 2008. Additionally, the 2008 balance includes $3.0 million of interest expense associated with the use of cash transferred to Wilton during the period from the Coinsurance Effective Date (July 1, 2008) and the Closing Date (September 30, 2008).

•	Net investment impairment losses recognized in earnings decreased $18.3 million as the Company recognized impairment losses on other-than-temporary impairments of $4.1 million in 2009 on 3 securities compared to $22.4 million on 8 securities during 2008.

•	General corporate expenses and other decreased by $9.4 million from prior year, which is primarily attributable to broker, consulting, legal and transaction fees related to the Life Insurance Division transaction in 2008.
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
     The table below sets forth income (loss) from continuing operations for our Disposed Operations three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$(191)	$(3,258)	$(2,458)	$(23,238)
Student Insurance Division	(1)	(250)	41	84
Star HRG Insurance Division	—	—	135	118

Total Disposed Operations	$(192)	$(3,508)	$(2,282)	$(23,036)

     The Company’s Life Insurance Division reported an operating loss for the three and nine months ended September 30, 2009 of $191,000 and $2.5 million, respectively, compared to an operating loss for the three and nine months ended September 30, 2008 of $3.3 million and $23.2 million, respectively. The operating loss for the nine months ended September 30, 2008 includes a $13.0 million impairment charge related to the decision to exit this business. In addition, expenses of $3.2 million and $6.4 million were incurred during the three and nine months ended September 30, 2008, respectively, related to employee severance and facility lease termination costs.
Liquidity and Capital Resources
Consolidated Operations
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, and fees and other income. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations and operating expenses.

     The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		September 30,	December 31,
	Maturity Date		September 30, 2009		2009	2008
					(In thousands)
2006 credit agreement:
Term loan	2012		1.510	%(a)	$362,500	$362,500
$75 million revolver					—	—
Trust preferred securities:
UICI Capital Trust I	2034		3.940	%(a)	15,470	15,470
HealthMarkets Capital Trust I	2036		3.349	%(a)	51,550	51,550
HealthMarkets Capital Trust II	2036		8.367	%(a)	51,550	51,550

Total					$481,070	$481,070
Student Loan Credit Facility		(b)	0	%(c)	78,850	86,050

Total					$559,920	$567,120

(a)	See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(c)	The interest rate on each series of notes resets monthly in a Dutch auction process. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on the Student Loan Credit Facility.
     In April 2006, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes during 2006 (see Note 5 of Notes to Consolidated Condensed Financial Statements).
     We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of September 30, 2009, HealthMarkets had a $75.0 million unused line of credit, of which $60.9 million was available to the Company. The unavailable balance of $14.1 million relates to letters of credit outstanding with the Company’s insurance operations.
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
     Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2009, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $69.9 million, of which $14.8 million is available currently with the remainder available by December 31, 2009. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries in excess of minimum requirements.
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
Deferred Acquisition Costs (“DAC”) — 2009 Change in Estimates
     Prior to January 1, 2009, the basis for the amortization period on deferred lead costs and the portion of DAC associated with excess commissions over ultimate paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, the Company refined its estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over sixty months, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of the Company’s insurance policies. Policies issued before January 1, 2009 will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.
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
     These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $3.0 million and $10.3 million, respectively, for the three and nine months ended September 30, 2009.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which has not yet been codified in the FASB Accounting Standards Codification (“ASC”). SFAS No. 167 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Any changes in consolidated entities resulting from a Company’s analysis must be applied retrospectively to prior period financial statements. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140 (“SFAS No. 166”), which has not yet been codified in the ASC. SFAS No. 166 provides greater transparency about transfers of financial assets and requires companies to determine whether the transferor or companies included in the transferor’s financial statements have surrendered control over transferred financial assets. SFAS No. 166 modifies the financial-components approach used in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was codified into FASB ASC Topic 860, Transfers and Servicing, and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, this FSP removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. SFAS No. 166 is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
     In September 2009, the FASB issued ASC Updated 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This Update is effective for annual and interim periods beginning after December 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which was codified into FASB ASC Topic 105, Generally Accepted Accounting Standards. This standard recognizes the ASC as the source of authoritative U.S. GAAP recognized by the FASB. Additionally, rules and interpretive releases of the SEC under authority of federal securities laws will also continue to be sources of authoritative GAAP for SEC registrants. The Company adopted such guidance in September 2009. Beginning in the third quarter of 2009, this guidance impacted the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which was codified into FASB ASC Topic 855, Subsequent Events. Under this guidance, an entity is required to disclose the date through which it has evaluated subsequent events and the basis for that date. Additionally, this guidance clarifies the circumstances under which an entity should recognize in the financial statements, the effects of events or transactions occurring after the balance sheet date, and required disclosures for such events and transactions. The Company adopted this guidance in the third quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820 — Measuring Liabilities at Fair Value), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification for measuring fair value in circumstances where a quoted price in an active market for the identical liability is not available. The Company adopted this guidance in the third quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). This standard provides guidance for estimating fair value when the market activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. Furthermore, this guidance requires disclosure in interim and annual periods for the inputs and valuation techniques used to measure fair value. Additionally, it requires an entity to disclose a change in valuation technique, and to quantify such effects. The Company adopted this guidance in the second quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which was codified into FASB ASC Topic 820. This guidance delays the effective date of SFAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted this guidance in the first quarter of 2009. Such adoption of these remaining provisions did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, which was codified into FASB ASC Topic 825, Financial Instruments. This guidance requires companies to provide disclosures about fair value of financial instruments in both interim and annual financial statements. Additionally, under this guidance, companies are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The Company adopted this guidance in the second quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
     In April 2009, FASB issued FSP SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”), which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities (“ASC Topic 320”). This guidance improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this guidance, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. Such assessment may result in the recognition of an other-than-temporary impairment related to a credit loss in the statement of income and the recognition of an other-than-temporary impairment related to a non-credit loss in accumulated other comprehensive income on the balance sheet. To avoid recognizing the entire other-than-temporary impairment in the statement of income, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, at adoption, a company is permitted to make a one-time cumulative-effect adjustment for securities held at adoption for which an other-than-temporary impairment related to a non-credit loss had been previously recognized. The Company adopted this guidance in the second quarter of 2009. Upon adoption, the Company recognized such tax-effected cumulative effect as an increase to the opening balance of retained earnings for $1.0 million with a corresponding decrease to accumulated other comprehensive income, with no overall change to shareholders’ equity. See Note 4 of Notes to Consolidated Condensed Financial Statements.
     On January 1, 2009, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which was codified into FASB ASC Topic 815, Derivative Instruments (“ASC Topic 815”). This standard requires companies with derivative instruments to disclose information that enables financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted this guidance in the first quarter of 2009. See Note 6 of Notes to Consolidated Condensed Financial Statements for information on the Company’s derivative instrument, including these additional required disclosures.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which was codified into FASB ASC Topic 810, Consolidation. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of financial information related to minority interest in consolidated financial statements. The Company adopted this guidance in the first quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.
Regulatory and Legislative Matters
     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption ’Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2009. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
ITEM 1A. RISK FACTORS
     Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors were identified by the Company during the second quarter ended June 30, 2009 and the third quarter ended September 30, 2009 and supplement those risk factors discussed in Part I, Item 1A. — Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:
The Success of our new Insphere Insurance Solutions Business is Uncertain.
     As discussed in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”) in the second quarter of 2009 to serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance. The success of this new line of business depends on a number of factors, including, but not limited to, Insphere’s maintenance of applicable licenses, Insphere’s ability to enter into and maintain satisfactory relationships with insurance carriers and agents and the implementation of various information technology and administrative systems, platforms and processes necessary to successfully run the new business. Like any new business, the progress and success of Insphere entails substantial uncertainty. If the Company’s attempt to develop the Insphere business does not progress as planned, the Company may be materially and adversely affected by, among other things, capital, investments and operating expenses that have not led to the anticipated results.
The Company’s insurance subsidiaries may lose business to competitors whose products are sold by Insphere and its agents
     Insphere and its agents distribute insurance products underwritten by the Company’s insurance subsidiaries, as well as third-party insurance products underwritten by other carriers. These third-party products may be more competitive and attractive to customers than our own insurance products and may, over time, replace some or all of the sales of insurance products underwritten by our insurance subsidiaries. If third party products replace the products underwritten by our insurance subsidiaries, the Company may not be able to maintain its current market share and, as a result, may see further declines in its premium revenue and underwriting profits from insurance product sales. These earnings may not be replaced by commission revenue generated from the distribution of third-party insurance products by Insphere, particularly in the early stages of Insphere’s operations.

Changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products in certain states.
     As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A — Risk Factors, we conduct business in a heavily regulated industry. See Item 1. Business — “Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information. Changes in the level of government regulation or in the laws and regulations themselves could increase the costs of compliance and result in significant changes to our operations, including potentially causing us to discontinue marketing our products in certain states. Such changes could have a material adverse effect on our financial condition and results of operations.
     Reducing the number of uninsured by increasing affordability and expanding access to health insurance, including proposals intended to expand eligibility for public programs and compel individuals and employers to purchase health insurance coverage, has been a major initiative of the new Presidential administration and members of Congress during 2009. There have been discussions about health care reforms at both state and national levels. The administration and members of Congress have proposed substantive changes to the U.S. health care system, with the intention to pass health care reform during the current year. The proposals vary, but include having the federal or state governments assume a larger role in the health care system as a competitor with private health insurers, imposing significant new taxes on health insurers, requiring individual insurance requirements, expanding eligibility under existing Federal Employees Health Benefit Plan programs, enacting minimum medical benefit ratios for health plans, requiring mandatory issuance of insurance coverage and enacting requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk. Any health care reforms enacted may be phased in over a number of years, but, if enacted, could affect the way we conduct our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended September 30, 2009:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price Paid	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	per Share ($)	Announced Plans or Programs	Under The Plan or Program

7/1/09 to 7/31/09	—	—	—	—
8/1/09 to 8/30/09	4,638	19.37	—	—
9/1/09 to 9/31/09	—	—	—	—

Totals	4,638	19.37	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 4,638 shares purchased from former or current executives of the Company.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended September 30, 2009:

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price Paid	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased(1)	per Share ($)	or Announced Plans Programs	Under The Plan or Program

7/1/09 to 7/31/09	31,575	19.27	—	—
8/1/09 to 8/30/09	89,253	19.37	—	—
9/1/09 to 9/31/09	75,459	19.37	—	—

Totals	196,287	19.35	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 196,287 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     On December 18, 2006, Jack Heller, a Senior Vice President of the Company, entered into a definitive employment agreement with the Company. The agreement had an initial term of three years. In connection with the renewal of Mr. Heller’s employment agreement, on September 10, 2009, the Company and Mr. Heller agreed to amend the terms of Mr. Heller’s employment agreement. The amendment had the effect of reducing the period of Mr. Heller’s severance from two years to one year, with a corresponding reduction in the period of Mr. Heller’s post-termination non-competition and non-solicitation covenants. As a result, in the event of a qualifying termination of his employment, Mr. Heller would be entitled to receive severance equal to one times his base salary plus target bonus payable in monthly installments, continuation of certain welfare benefits for a period of one year, as well as a pro-rata bonus, based on his target bonus, if such termination occurs after the last day of the first quarter of the applicable fiscal year. The terms of Mr. Heller’s employment agreement remained the same in all other respects. The description of the amendment to Mr. Heller’s employment agreement with the Company is qualified in its entirety by reference to the text of the agreement, as amended, which is filed as Exhibit 10.13 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description
10.1	Settlement Agreement, dated as of August 26, 2009, by and between The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company and the Commissioner of the Massachusetts Division of Insurance, filed as exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.

10.2	Final Judgment by Consent, dated August 31, 2009, in the matter Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company et al., filed as exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.

10.3*	Employment Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand.

10.4	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand.

10.5	Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand.

10.6	Special Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand.

10.7	Subscription Agreement, dated June 30, 2008, between the Company and Phillip Hildebrand.

10.8*	Employment Agreement, dated September 8, 2009, between the Company and Anurag Chandra.

10.9	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Anurag Chandra.

10.10	Restricted Share Agreement, dated September 8, 2009, between the Company and Anurag Chandra.

10.11*	Employment Agreement, dated September 8, 2009, between the Company and Steven P. Irwin.

10.12*	Employment Agreement, dated September 8, 2009, between the Company and B. Curtis Westen.

10.13	Employment Agreement, dated December 18, 2006, between the Company and Jack V. Heller and amendment thereto dated September 10, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip J. Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Phillip J. Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc. and Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: November 6, 2009	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
President and Chief Executive Officer

Date: November 6, 2009	/s/ Steven P. Erwin
Steven P. Erwin
Executive Vice President and Chief Financial Officer