Form 10-K
period 2009-12-31
HealthMarkets, Inc.
filed 2010-03-18
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock (representing approximately 88.62% of its common equity at March 10, 2007) is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of March 1, 2010, there were 27,608,370 outstanding shares of Class A-1 common stock and 2,912,638 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III.

HEALTHMARKETS, INC.
and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

When we use the terms “HealthMarkets”, “we”, “us”, “our”, and “the Company”, we mean HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed under the caption “Item 1 Business,” “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

PART I

Item 1.	Business

Introduction

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, and we conduct our insurance businesses through our indirect, wholly owned insurance company subsidiaries. Through these subsidiaries, we issue primarily heath insurance policies, covering individuals, families, the self-employed and small businesses, and supplemental products.

HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), The Chesapeake Life Insurance Company (“Chesapeake”) and HealthMarkets Insurance Company (“HMIC”).

MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia, and all states except Maine, New Hampshire, New York and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont. HMIC is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New York, Mississippi and New Hampshire.

In 2009, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”), a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is an authorized insurance agency in 50 states and the District of Columbia, specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies. Insphere has entered into marketing agreements with a number of non-affiliated carriers, including health insurance carriers and intends to expand its portfolio of third party products in 2010.

The Company operates four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency (“SEA”) Division. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the following former divisions: Medicare Division, Other Insurance, Life Insurance Division, Star HRG Division and Student Insurance Division (see Note 21 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Through our SEA Division, we offer a broad range of health insurance and supplemental products for individuals, families, the self-employed and small businesses. Historically, we marketed these products through a dedicated agency field force — consisting of independent agents contracted with our insurance subsidiaries — that primarily sold the insurance products underwritten by the Company’s insurance subsidiaries. Beginning in 2010, in connection with the launch of Insphere, a new business model for future sales was implemented offering a variety of products and product lines of non-affiliated carriers.

Our principal executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). As of March 1, 2010,

approximately 87% of our common equity securities were held by the Private Equity Investors, with the balance of our common equity securities held by current and former members of management and independent insurance agents through the HealthMarkets, Inc. agent stock accumulation plans. As such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic filings with the United States Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our web site at www.healthmarketsinc.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Disposed Operations

We exited the Medicare Advantage market, sold ZON-Re USA, LLC (“ZON-Re”) and disposed of the businesses associated with our STAR HRG, Student Insurance and Life Insurance Divisions because they were not part of the fundamental long term focus of the Company. We are now generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, including sale of insurance products underwritten by the Company’s insurance subsidiaries as well as third party insurance companies.

•	The Other Insurance Division consisted of ZON-Re, an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC which closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000 for 2009. The Company will continue to reflect the existing insurance business in its financial statements to final termination of substantially all liabilities (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of Notes to Consolidated Financial Statements).

•	In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of Notes to Consolidated Financial Statements).

•	On September 30, 2008, we exited our Life Insurance Division business through a reinsurance transaction pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Life Insurance Division, effective July 1, 2008. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $8.5 million loss recorded in “Realized gains, net” in the Company’s consolidated statement of income (loss) for the year ended December 31, 2008 (see Note 20 of Notes to Consolidated Financial Statements).

Ratings

Insurance Companies

The Company’s principal insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”) and Standard & Poor’s (“S&P”). Set forth below are the current financial strength ratings of the principal insurance subsidiaries.

	A.M. Best	Fitch	S&P

MEGA	“B++” (“Good”)	“BBB” (“Good”)	“BBB-” (“Good”)
Mid-West	“B++” (“Good”)	“BBB” (“Good”)	“BBB-” (“Good”)
Chesapeake	“B++” (“Good”)	“BBB-” (“Good”)	“BB+” (“Marginal”)

In the table above, the A.M. Best, Fitch and S&P ratings carry a “negative” outlook.

In evaluating a company, independent rating agencies review such factors as the company’s capital adequacy, profitability, leverage and liquidity, book of business, quality and estimated market value of assets, adequacy of policy liabilities, experience and competency of management and operating profile. A.M. Best’s financial strength ratings currently range from “A++” (“Superior”) to “F” (“In Liquidation”). A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Fitch’s ratings provide an overall assessment of an insurance company’s financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch’s financial strength ratings range from “AAA” (“Exceptionally Strong”) to “C” (“Distressed”). S&P’s financial strength rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. S&P’s financial strength ratings range from “AAA” (“Extremely strong financial security characteristics”) to “R” (“Under regulatory supervision owing to its financial condition”).

HealthMarkets, Inc.

A.M. Best has assigned to HealthMarkets, Inc. an issuer credit rating of “bb” (“Speculative”) with a “negative” outlook. A.M. Best’s issuer credit rating is a current opinion of an obligor’s ability to meet its senior obligations. A.M. Best’s issuer credit ratings range from “aaa” (“Exceptional”) to “rs” (“Regulatory Supervision/Liquidation”).

Fitch has assigned to HealthMarkets, Inc. a long term issuer default rating of “BB” (“Speculative”) with a “negative” outlook. Fitch’s long term issuer default rating is a current opinion of an obligor’s ability to meet all of its most senior financial obligations on a timely basis over the term of the obligation. Fitch’s long term issuer credit ratings range from “AAA” (“Highest Credit Quality”) to “D” (“Default”).

S&P’s Rating Services has assigned to HealthMarkets, Inc. a counterparty credit rating of “BB-” (“Speculative”) with a “negative” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. S&P’s long term issuer credit ratings range from “AAA” (“Extremely strong capacity to meet financial commitments”) to “D” (“Payment default on all or substantially all financial commitments”).

Self-Employed Agency Division

Through our SEA Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. These products are issued by our subsidiaries, MEGA, Mid-West and Chesapeake. Historically, these products were distributed through our dedicated agency field force consisting of independent agents contracted with these insurance subsidiaries and, in connection with the formation of Insphere in 2009 and launch in 2010, are now sold by the Insphere independent agent sales force. The SEA Division generated revenues of $1.1 billion, $1.2 billion and $1.4 billion, representing 98%, 88% and 89% of our total revenue from continuing operations in 2009, 2008 and 2007, respectively. We currently have approximately 417,000 members insured or reinsured by the Company.

Traditional Health Insurance Products

Our traditional health insurance product offerings represent the focus of our insurance subsidiary product sales. They are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and plans with preferred provider organization (“PPO”) features, as well as other supplemental types of coverage. Our traditional health insurance plan offerings include the following:

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

Each of these products is available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient, accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. Historically, our scheduled/basic plans were offered with an optional benefit, the Accumulated Covered Expense (“ACE”) rider, that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. The rider pays benefits at 100% after the stop loss amount is reached, up to the aggregate maximum amount of the contract for expenses covered by the rider.

In the third quarter of 2009, the Company introduced a new “Fit” series of products underwritten by Chesapeake. These products include a new “scheduled benefit” basic hospital-medical expense plan (the BasicFitsm Plan) designed to appeal to customers most concerned with affordability. The BasicFit product is a PPO insurance plan that provides policyholders with coverage for a variety of services, including inpatient hospitalization and outpatient surgery and emergency room care. Additional coverage is available for doctor office visits (including preventive care), outpatient diagnostics and prescription drugs. We also offer new high deductible catastrophic hospital expense plans, with deductibles ranging from $7,500 to $20,000 (the ClassicFitsm Plan, which offers a lower deductible, and the EssentialFitsm Plan, which offers a higher deductible). These products are PPO insurance plans. After the deductible and coinsurance maximum (if applicable) are met, services (including diagnostics, emergency, hospital and surgical) are covered 100%, up to the selected $1.0 million or $2.0 million calendar year maximum. Policyholders can choose to customize their plan by lowering their in-network coinsurance to 80% or 90% and/or by adding doctor office visits (including preventive care) and prescription drug coverage. These products incorporate certain PPO features, but without the added benefits of traditional, major medical PPO products.

The Company expects the Chesapeake “Fit” products to be the focus of new product sales. However, the Company evaluates new product offerings on an ongoing basis and, in the future, may offer new product lines, including product lines focused on markets not traditionally served by the Company.

CareOne® and CareChoice® Products

While our traditional insurance products continue to represent the majority of our policies in force and premium, from 2006 to 2009, the Company’s insurance subsidiaries offered CareOne and/or CareChoice products, some of which were designed to shift a higher proportion of premium dollars to benefits. The CareOne product offerings include the following:

•	The CareOne Value Plan is a Basic Medical/Surgical Expense Plan with a $2.0 million lifetime benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible and coinsurance. Covered inpatient and outpatient hospital charges are reimbursed up to pre-selected per-injury or sickness maximums. Surgeon, assistant surgeon, anesthesia, second surgical opinion, and ambulance services are also reimbursed to a scheduled maximum. Additional benefits are available through riders and include prescription drugs, emergency services and wellness care, among others. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy.

•	The CareOne Plan and CareOne Plus Plan are Catastrophic Expense PPO Plans and provide a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. These plans incorporate features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. These plans impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 80%, as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year.

•	The CareOne Select Plan and the CareOne Select Plus Plan are similar to the catastrophic expense plans described immediately above, but incorporate features of a “consumer guided” health plan, including information tools available on the internet or through customer service support via the telephone that provide customers with access to information about their benefits and healthcare provider cost and quality. Covered expenses are subject to a “Maximum Allowable Charge” (“MAC”), which is the maximum fee payable under the policy for a particular healthcare service.

Our CareChoice products contain many of the same features as the CareOne plans described above, but eliminate many of the internal benefit limits and simplify some of the benefit structures associated with such plans. HSA-compatible versions of these plans are also offered. These plans — known as “high deductible health plans” — can be used with tax-advantaged health savings accounts for health care expenses.

The CareOne and CareChoice products, particularly those with traditional PPO features, resulted in the Company competing directly with a number of insurance companies focused on the larger employer group market. These companies often have a sizable market share which allows them to obtain favorable financial arrangements from healthcare providers that may not be available to us. As a result, with respect to their traditional PPO products, these companies may be able to offer more competitive pricing and/or have lower cost structures than the Company, making it difficult for the Company to compete in the markets where these companies operate. As a result, in 2009, the Company placed a renewed emphasis on its traditional health insurance products (including the launch of the Chesapeake “Fit” products) and discontinued the marketing of its CareOne and CareChoice products in many of the states in which these plans were previously available.

Supplemental Products

We have also developed and offer supplemental product lines designed to further protect against risks to which our customer is typically exposed. These products are sold to purchasers of the Company’s health insurance products, as well as to purchasers of third party products underwritten by non-affiliated insurance carriers that are distributed by Insphere. They are also sold on a stand-alone basis. In 2010, these products will be offered primarily by Chesapeake. Our supplemental product offerings include the following:

•	Dental products: The Company offers a three-level dental product suite, ranging from a preventive care only option to a more costly option featuring broader benefits such as orthodontic coverage.

•	Vision products: Benefits offered by our vision products include an annual comprehensive eye examination, low co-payments on various lens types and discounts on vision products and services.

•	Disability: Our disability products provide income protection against short-term disability (lasting from 1 to 36 months) resulting from an accident or illness, with benefits ranging from $500 to $2,000 per month.

•	Critical illness products: Our critical illness products provide a lump sum benefit (ranging from $5,000 to $60,000) for the first diagnosis of a specified disease/condition (including, but not limited to, cancer, heart attack, stroke and end stage renal disease) or major organ transplant. We also offer a separate cancer policy providing a lump sum benefit (ranging from $10,000 to $50,000) for the first diagnosis of internal cancer.

•	Accident products: Our accident products pay a lump sum benefit (ranging from $5,000 to $25,000) for hospitalization due to an accident.

•	Hospital indemnity products: Our hospital indemnity products provide a daily benefit (ranging from $150 to $1,500 per day) for medically necessary inpatient confinements.

•	Life products: We offer basic term life and accidental death and dismemberment insurance products with face amounts up to $100,000.

•	Bundled/Multi-Benefit Products: In 2009, we developed supplemental insurance “packages” that combine benefits from several supplemental products, including packages providing an array of benefits, across a number of services and conditions, in the event of an accident or hospitalization.

Third Party Product Distribution Arrangements

During 2009, MEGA and Mid-West maintained agreements to distribute health insurance products underwritten by other third-party insurance companies. The products sold under these arrangements focus on markets not traditionally served by the Company, including high risk customers. These products were distributed through the Company’s dedicated agency field force of independent agents contracted with our insurance subsidiaries. The revenues generated by such arrangements are not material to the Company’s financial results. As discussed below, in 2010, new third party product sales are expected to occur through Insphere and its independent agents.

Marketing and Sales

Beginning in 2010, all of the health insurance products issued by our insurance subsidiaries are sold through independent agents currently contracted with Insphere who are compensated based upon level of sales production. Each of the Company’s insurance subsidiaries maintains a distribution agreement with Insphere for the sale of its insurance products. Insphere also distributes products underwritten by non-affiliated insurance companies through its contracted agents.

Historically, the Company maintained a dedicated agency sales force consisting of UGA — Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”) (the principal marketing divisions of MEGA and Mid-West, respectively). All agents associated with UGA and Cornerstone were independent contractors. (With respect to references to sales agents as independent contractors, see discussion of “Fair Labor Standards Act Agent Litigation” in Note 18 of Notes to Consolidated Financial Statements). In the fourth quarter 2008, we initiated efforts to reorganize UGA and Cornerstone into a single agency department. Efforts were made in the third and fourth quarters of 2009 for the 2010 launch of Insphere to reorganize the sales force into an independent career-agent distribution company. Effective January 1, 2010, the field leadership hierarchy of the sales force was reorganized into eight geographical regions, each led by an Insphere Zone Manager, with several Agency Managers under each Zone Manager. Zone Managers and Agency Managers are full-time, salaried employees of Insphere, responsible for agent recruiting, training, and oversight activities. Sales Leaders and writing agents, who operate under Agency Managers, remain independent contractors, responsible for sales production.

The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents are Insphere’s commission levels and practices regarding advances on commissions, the availability of the HealthMarkets, Inc. agent stock accumulation plan, the quality of the products available in Insphere’s portfolio, proper training, agent incentives, and support. Agents participate in a training program tailored by product. Classroom and field training, with respect to product content, is required and made available to the agents under the direction of Insphere.

The HealthMarkets insurance subsidiaries provide health insurance products covering individuals, families, the self-employed and small businesses in 41 states. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of independent membership associations that act as the master policyholder for such products. In 2009, the principal membership associations in the self employed market through which HealthMarkets insurance products were made available were the Alliance for Affordable Services (“AAS”), the National Association for the Self-Employed (“NASE”) and Americans for Financial Security (“AFS”). The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations, requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members, are terminable by us and the associations upon not less than one year’s advance notice to the other party. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition and results of operations. In December 2009, the Company and NASE settled a legal action filed by Performance Driven Awards, Inc (“PDA”), a wholly owned subsidiary of HealthMarkets, LLC, against NASE. Pursuant to the terms of the settlement agreement, the NASE-PDA Field Services Agreement was terminated, as a result of which the Company’s field service representatives are no longer selling new NASE memberships and the Company’s independent insurance agents are no longer selling new certificates of insurance to NASE members. NASE memberships and certificates of insurance previously sold to NASE members remain in force (subject to ordinary course termination), and NASE is obligated to continue paying PDA for members previously enrolled in NASE by PDA. See Note 18 of Notes to Consolidated Financial Statements.

In 2009, HealthMarkets Lead Marketing Group Inc. (“LMG”), a wholly owned subsidiary of HealthMarkets, LLC, served as the Company’s direct marketing group and generated new membership sales prospect leads for use by HealthMarkets independent agents. LMG also provided video and print services to the independent marketing associations described above. LMG obtained leads from third party sources and developed a marketing pool of prospects, consisting of the self-employed, small business owners and individuals, from various data sources. Prospects initially identified by LMG could become “qualified leads” by responding through one of LMG’s lead channels and by expressing an interest in learning more about health insurance. We believe that providing agents with “qualified leads” enabled them to achieve a higher close rate than with unqualified prospects. In connection with the launch of Insphere and reorganization of the Company’s sales force, the Company dissolved LMG on December 31, 2009 and Insphere continues to obtain leads for its contracted agents from third party sources.

Policy Design and Claims Management

The traditional health insurance products underwritten by the Company’s insurance subsidiaries are principally designed to limit coverage to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins, and we rely on the marketing capabilities of the independent insurance agents within the Insphere sales force to sell these products at prices consistent with these objectives.

We maintain an administrative center with underwriting, claims management and administrative capabilities. In 2009, the Company began outsourcing many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to third parties, including parties who may perform these functions offshore. With respect to the administrative capabilities that the Company has retained, we continue to evaluate opportunities to subcontract additional services of this nature on an ongoing basis. If the Company determines that these functions can be performed effectively and more efficiently by third parties, it may choose to subcontract these functions.

We have also developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price the insurance products underwritten by the Company’s insurance subsidiaries.

Provider Network Arrangements and Cost Management Measures

The Company’s insurance subsidiaries utilize a number of cost management programs to help them and their customers control medical costs. These measures include maintaining contracts with selected PPO provider networks through which our customers may obtain discounts on hospital and physician services that would otherwise not be available. Provider networks are made available on a regional basis, based on the coverage and discounts available within a particular geographic region. In situations where a customer does not obtain services from a contracted provider, the Company applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas. We believe that access to provider network contracts is a critical factor in controlling medical claims costs, since there is often a significant difference between a network-negotiated rate and the non-discounted rate.

The Company utilizes other means to control medical costs, including providing customers with access to “supplemental” network discounts if savings are not obtained through a primary provider network contract; use of pre- and post-payment fee negotiation services; and use of code editing programs that evaluate claims prior to adjudication for inappropriate billing.

In addition, to control prescription drug costs, the Company maintains a contract with a pharmacy benefits management company that has approximately 55,000 participating pharmacies nationwide. We also utilize copayments, coinsurance, deductibles and annual limits to manage prescription drug costs.

Insphere Insurance Solutions, Inc.

During the second quarter of 2009, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”), a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is an authorized insurance agency in 50 states and the District of Columbia, specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere operates through independent insurance agents and is managed by licensed insurance agents employed by Insphere. Most of Insphere’s independent agents were previously associated with the Company’s UGA-Association Field Services (formerly the principal marketing division of MEGA) and Cornerstone America (formerly the principal marketing division of Mid-West). See Marketing and Sales discussion above. In February 2010, Insphere had a force of approximately 2,500 independent agents, of which 1,800 on average write health insurance applications each month and office in over 40 states. We believe that Insphere is one of the largest independent, career agent insurance distribution groups in the country.

Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies. In the third quarter of 2009, Insphere completed marketing agreements with a number of life, long-term care and retirement insurance carriers, including, but not limited to, ING (term life, universal life and fixed annuity products), Minnesota Life Insurance Company (life and fixed annuity products) and John Hancock (long-term care products). Insphere also has a marketing arrangement with an intermediary under which Insphere’s agents obtain access to certain disability income insurance products. These products are sold both on a stand-alone basis and to purchasers of health insurance products underwritten by the Company’s insurance subsidiaries or non-affiliated insurance companies. In the third and fourth quarters of 2009, the Company completed marketing agreements with United Healthcare’s Golden Rule Insurance Company (“Golden Rule”) and Aetna for the sale of individual health insurance products. Insphere is currently distributing Golden Rule individual health products in 34 states and Aetna individual health products in 11 states, with sales in additional states expected to occur in the future. The products offered by Golden Rule, Aetna and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of Golden Rule and Aetna products, these products have, to a great extent, replaced the sale of the Company’s own insurance products. In the first quarter of 2010, Insphere’s sale of Golden Rule and Aetna products, in the aggregate, exceeded the sale of the Company’s products by nearly a five-to-one margin. Insphere evaluates new distribution arrangements on an ongoing basis and, in 2010, intends to expand its portfolio and the size of its field force by developing additional marketing arrangements with insurance carriers or intermediaries representing such carriers. Insphere’s marketing agreements are generally non-exclusive and terminable on short notice by either party for any reason.

Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are purchased through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance and the particular insurance company underwriting the policy.

In the first quarter of 2010, Insphere expects to enter into agreements with independent membership associations — AAS and AFS— pursuant to which Insphere’s agents would act as field service representatives (“FSRs”) for the associations. In this capacity, the FSRs would enroll new association members and provide membership retention services. Insphere would receive compensation from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits. In addition, a substantial portion of the health insurance products underwritten by the HealthMarkets insurance subsidiaries that are distributed by Insphere are issued to members of these membership associations, which act as the master policyholder for such products.

On November 16, 2009, Insphere entered into a definitive stock purchase agreement with Beneficial Life Insurance Company and Beneficial Investment Services, Inc. (“BIS”) pursuant to which Insphere will acquire all of the outstanding capital stock of BIS (the “Purchase Agreement”). BIS is a securities broker-dealer licensed in 49 states. This transaction is subject to customary closing conditions, including the receipt of approval by the Financial Industry Regulatory Authority (“FINRA”) and the receipt of certain other required consents. The Purchase Agreement may be terminated by either party if the closing has not occurred by the earlier of (i) May 31, 2010 or (ii) six months after the initial application is filed with FINRA. Completion of this purchase would, among other things, enable Insphere to expand its product portfolio to include products for which a broker-dealer license is required. The Company does not anticipate that the purchase price will have a material impact on its financial position and results of operation.

Ceded Reinsurance

The Company’s insurance subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. Reinsurance agreements are intended to limit an insurer’s maximum loss. The maximum retention by MEGA, Mid-West and Chesapeake on one individual in the case of a life insurance policy is generally $200,000. In connection with the sale of our former Life Insurance Division, substantially all of the insurance policies associated with the Life Insurance Division were reinsured by Wilton Reassurance Company or its affiliates on a 100% coinsurance basis, effective July 1, 2008. In connection with the sales in 2006 of the Company’s Star HRG and Student Insurance Divisions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future claims associated with the Star HRG Division and Student Insurance Division blocks of group accident and health insurance policies in force as of the respective closing dates. We use reinsurance for our current health insurance business solely for limited purposes.

Competition

We compete with other companies in each of our lines of business. With respect to the business of our SEA Division, the market is characterized by many competitors, and our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/Blue Shield plans in the states in which we write business. Competition is based on a number of factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. Some of our competitors may offer a broader array of products than our insurance subsidiaries, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing, have lower cost structures or, with respect to insurers, have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have entered the market for individual health insurance products.

With respect to Insphere, we compete for business, as well as agents and distribution relationships, with other distributors. The business in which Insphere engages is highly competitive and there are many insurance agencies, brokers and intermediaries who actively compete with Insphere. We also compete with insurance companies that sell their products directly to customers, and do not use or pay commissions to third-party agents or brokers. In addition, the Internet continues to be a source for direct placement of business and creates additional competition for Insphere. Government benefits relating to health, disability and retirement are alternatives to private insurance and may indirectly compete with our businesses. Insphere believes that it can remain competitive due to several factors, including its size, the level of training and support provided to its agents, including technology-based support, compensation levels and the availability of the HealthMarkets, Inc. agent stock accumulation plan; however, there can be no assurance that Insphere will not lose business to competitors, which could materially adversely affect our future financial condition and results of operations.

Regulatory and Legislative Matters

State Insurance Regulation

HealthMarkets Insurance Subsidiaries

Our insurance subsidiaries and the products they offer are subject to extensive regulation in their respective state of domicile and the other states in which they do business. Insurance statutes typically delegate broad regulatory, supervisory and administrative powers to each state’s commissioner of insurance. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms and mandating benefits with respect to certain medical conditions or procedures; claims payment practices, including prompt payment of claims and independent external review of certain coverage decisions; licensing of insurance agents and the regulation of agent conduct; the amount and type of investments that the insurance subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital requirements; and mandatory participation in, and assessments for, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

Health insurance products underwritten by our insurance subsidiaries are offered to consumers in the individual and self-employed market. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of various independent membership associations that act as the master policyholder for such products. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition and results of operations.

Various states have, from time to time, proposed and/or enacted changes to the health care system that could affect the relationship between health insurers and their customers. For example, Massachusetts law requires all residents to obtain minimum levels of health insurance and requires employers with 11 or more full time employees to pay an assessment if they do not offer health insurance to these employees. Other states have adopted or proposed laws intended to require minimum levels of health insurance for previously uninsured residents, including “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. We expect state legislatures to continue pursuing such initiatives in 2010 and future years, depending on whether changes of this nature occur in connection with national health care reform. We cannot predict with certainty the effect that proposed state legislation, if adopted, could have on our insurance businesses and operations.

The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims as a percentage of earned premiums. Most states in which our insurance subsidiaries write insurance have adopted the minimum loss ratios recommended by the National Association of Insurance Commissioners (“NAIC”), but frequently these loss ratio regulations do not apply to the types of health insurance issued by our subsidiaries. A number of states are considering the adoption of, or have adopted, laws that would mandate minimum loss ratios, or increase existing minimum loss ratios, for the products we offer. For example, on July 1, 2007, California regulations became effective that require a minimum medical loss ratio of 70% for individual health insurance issued after that date, as well as business issued prior to that date if it is subject to a rate revision. In 2009, we filed new products intended to address these California minimum medical loss ratio requirements. Our ability to offer these products is subject to receipt of applicable regulatory approvals, and there can be no assurance that approvals will be received. In addition, legislation has been proposed in the California legislature in each of the last two sessions that would require health insurers to maintain at least an 85% medical loss ratio across all lines of health business, both group and individual. Although the proposals failed we anticipate similar legislation will be considered again in 2010. We believe that such legislation, if passed, would have a disproportionate effect on health insurers primarily offering products to the individual market. In 2009, legislation proposing an increase in minimum loss ratio was introduced in a number of other states in which we do business. While these proposals were not enacted into law, we expect state legislatures to continue pursuing such initiatives in 2010 and future years, depending on whether changes in minimum loss ratios occur in connection with national health care reform. We are unable to predict the impact of (i) any changes in the mandatory loss ratios for individual or group policies to which we may become subject, or (ii) any change in the manner in which these minimums are computed or enforced in the future. Such changes could have a material adverse effect on our financial condition and results of operations by resulting in a narrowing of profit margins or preventing us from doing business in certain states

We evaluate legislative developments regarding mandatory loss ratios and other matters on an ongoing basis. If we determine that the legislative or regulatory environment in a particular state prevents us from doing business in the state on a profitable basis, we may determine that it is in the Company’s best interest to cease doing business in that state. For example, in Washington State, our association group business that is individually underwritten is considered to be “large group” business for purposes of the state minimum loss ratio standard. The minimum loss ratio standard is currently 80%. In addition, most of the Company’s business in Washington State was written on policy forms that the Washington State Insurance Commissioner had approved and then subsequently disapproved in 2007. As a result of these matters, the Company has determined that it cannot continue to operate profitably in Washington State. The Company and the Washington State Insurance Commissioner have reached a preliminary agreement in principle that the Company will non-renew its health benefit plan policies and withdraw from the health benefit plan market place in the next several months. The Company currently has over 9,000 certificate holders. We intend to work with the Washington State Insurance Commissioner to develop an orderly transition plan for our certificate holders which may include an opportunity for agents contracted with Insphere to market other coverage from non-affiliated carriers. Based on legislative and regulatory developments in other states, the Company may, from time to time, determine that it is in the Company’s best interest to discontinue business operations in another state.

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

Under the risk-based capital initiatives adopted in 1992 by the NAIC, insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2009, the risk-based capital ratio of each of our insurance subsidiaries exceeded the ratio for which regulatory corrective action would be required. The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

Insphere Insurance Solutions

Insphere and its independent agents are authorized to distribute insurance products in all 50 states and the District of Columbia and must maintain applicable agency and/or agent licenses. Licensing laws and regulations vary by individual state and are often complex and are subject to amendment or reinterpretation by state regulatory authorities. State insurance departments have relatively broad discretion to grant, revoke, suspend and renew licenses required by Insphere and/or its agents to conduct business. State insurance departments also have the authority to regulate advertising, marketing and trade practices, monitor agent conduct, impose continuing education requirements and limit the amount and/or type of commission paid to agents. Failure to comply with laws and regulations applicable to insurance agents could subject Insphere and/or its agents to fines and penalties or result in suspension of activity in, or exclusion from, a particular state.

Insphere and its agents are marketing the Company’s health insurance plans and plans from non-affiliated insurance companies, as well as the Company’s supplemental health products. Enactment of laws or regulations that reduce minimum loss ratios, either in connection with national health care reform or state action, may have a material adverse effect on the level of base commissions and override commissions Insphere receives carriers. In addition, various state insurance laws and regulations restrict or limit the manner in which supplemental health products may be offered, marketed, or sold. Insphere and its agents are also marketing life products, long-term-care products, disability products, and annuities. These products are subject to additional marketing laws and regulations, such as requirements for disclosures or prohibiting certain terminology during marketing presentations. Failure to comply with all applicable marketing laws and regulations could subject Insphere and its agents to fines, penalties, cease and desist orders, and loss of licensure by state insurance departments and by some state attorneys general, as well as result in possible litigation exposure for Insphere and its agents. In the event that Insphere markets variable annuity products, Insphere and its appropriately licensed agents will also be subject to regulation by the Securities and Exchange Commission (“SEC”) and state securities administrators. We expect Insphere to begin marketing additional product lines in the future which will present additional regulatory requirements on Insphere and its agents.

As discussed above, Insphere has entered into a definitive stock purchase agreement with Beneficial Life Insurance Company and BIS pursuant to which it would acquire all of the outstanding capital stock of BIS. BIS is a securities broker-dealer licensed in 49 states. This transaction is subject to customary closing conditions, including the receipt of approval by FINRA and the receipt of certain other required consents. As a registered broker-dealer, BIS is regulated by FINRA, the SEC and state securities administrators and the closing of this transaction would add complexity to the Company’s regulatory oversight and obligations.

State Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The Oklahoma Insurance Department (the regulator of MEGA’s, Chesapeake’s and HMIC’s domicile state) and the Texas Department of Insurance (the regulator of Mid-West’s state of domicile) conduct regularly scheduled financial exams of the insurance subsidiaries. Our insurance subsidiaries, MEGA, Chesapeake and HMIC, have been notified by the Oklahoma Department of Insurance of the upcoming triennial examination for the three year period ended December 31, 2009.

State insurance departments periodically conduct, and will continue to conduct, market conduct examinations of HealthMarkets’ insurance subsidiaries. As reported in Note 18 of the Notes to Consolidated Financial Statements, such examinations have included the multi-state market conduct examination of MEGA, Mid-West and Chesapeake for the examination period January 1, 2000 through December 31, 2005, settled effective August 15, 2008 and the market conduct examination of MEGA, Mid-West and Chesapeake by the Massachusetts Division of Insurance, resulting in a 2006 regulatory settlement agreement, and subsequent re-examination of certain key provisions of the regulatory settlement agreement commencing in January 2009, which was settled on August 26, 2009. In addition to the examinations reported in Note 18, the Insurance Subsidiaries are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. In addition, Insphere could be subject to a market conduct examination as a result of its sales activities with respect to a non-affiliated insurance company. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products or impair the Company’s ability to sell insurance policies or retain customers, thereby adversely affecting its business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that the Company has engaged in improper conduct could also adversely affect its defense of various lawsuits.

Federal Regulation

In 1945, the U.S. Congress enacted the McCarran-Ferguson Act, which declared the regulation of insurance to be primarily the responsibility of the individual states. Although repeal of McCarran-Ferguson is debated in the U.S. Congress from time to time, including in the current Congress, the federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including Medicare and Medicaid programs, health care, HIPAA, ERISA, pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation, do affect the insurance business. While the Company has taken what it believes are reasonable steps to ensure that it is in full compliance with these requirements, failure to comply could result in regulatory fines and civil lawsuits.

HIPAA and Other Privacy Regulations

The use, disclosure and secure handling of individually identifiable health information by our business is subject to federal regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, our privacy and security practices are subject to various state laws and regulations. HIPAA includes requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. In January 2009, the Department of Health and Human Services proposed new rules that would modify the current ICD-9 medical data code set standards and adopt new standards known as ICD-10 code sets, and would make related changes to the current HIPAA electronic transaction standards. The compliance date the new ICD-10 code sets is October 1, 2013; the compliance date for the updated electronic transaction standards is January 1, 2012. We expect that the new standards required by these rules will require implementation of new software and changes to our systems and processes, the cost of which may be significant. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of the HIPAA regulations and expect to continue to incur costs to maintain compliance. HIPAA and other federal and state privacy regulations continue to evolve as a result of new legislation, regulations and judicial and administrative interpretations. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these requirements are ongoing. In addition to obligations on the part of the Company’s insurance subsidiaries, Insphere serves as a business associate of the non-affiliated insurance companies with which it does business. Insphere’s relationship with these non-affiliated insurance companies has added complexity to the Company’s privacy compliance obligations. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

In addition to imposing privacy requirements, HIPAA also requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. These aspects of HIPAA are regulated not only by federal laws and regulations, but also by state laws implementing HIPAA’s requirements. The Company and its agents are required to comply with these HIPAA requirements when marketing products to individuals or at a place of business.

CAN SPAM Act and Do Not Call Regulations

From time to time, the Company utilizes, either directly or through third party vendors, e-mail and telephone calls to identify prospective sales leads for use by our agents. The federal CAN SPAM Act, administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. The Company is also required to comply with federal “Do Not Call” regulations, enforced by the Federal Communications Commission, which require companies including insurers and insurance agencies to develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products. The Do Not Call regulations also contain prohibitions on unsolicited facsimiles. Insphere’s agents must be trained to comply with these CAN SPAM and Do Not Call requirements when marketing insurance products and association memberships. Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits.

USA PATRIOT Act

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

Employee Retirement Income Security Act of 1974

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the United States Department of Labor (“DOL”) as well as the federal courts. ERISA places controls on how our insurance subsidiaries may do business with employers who sponsor employee health benefit plans. We believe that many of our products are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. However, some of our products or services may be subject to the ERISA regulations. During 2005 and 2006, we received inquiries from the Boston and Dallas offices of the DOL that alleged, among other things, that certain policy forms in use by our insurance subsidiaries are not ERISA compliant. The Company has resolved this matter with the DOL on terms that did not have a material adverse effect on the Company’s financial condition and results of operations.

Legislative Developments

The federal and state governments continue to consider legislative and regulatory proposals that could materially impact health insurance companies and various aspects of the current health care system, including, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers and a single-payer, public program in which the government would oversee or manage the provision of health insurance coverage. Many of these proposals attempt to reduce the number of uninsured by increasing affordability and expanding access to health insurance, including proposals intended to expand eligibility for public programs, guarantee coverage with no pre-existing condition exclusions, and compel individuals and employers to purchase health insurance coverage.

Some of the more significant legislative and regulatory developments that could potentially affect our business include the following:

•	Requiring employers to provide health insurance to employees;

•	Requiring individuals to purchase health insurance coverage;

•	Establishing a minimum level of coverage required to satisfy health insurance mandates;

•	Establishing minimum loss ratios that require insurers to pay a minimum amount of claim payments as a percentage of premiums received;

•	Guarantee issue requirements and restricting the ability of health insurers to assess risks of applicants and/or set premium rates based on the claims experience or risk characteristics of the insured;

•	Creating an “exchange” or other government entity to distribute insurance coverage;

•	Establishing the federal government as a single payer;

•	Allowing individuals and/or the self-employed to collectively purchase health insurance coverage without any other affiliations;

•	Restricting the ability of health insurers to offer coverage under the “association group” model;

•	Mandating coverage of certain conditions or specified procedures, drugs and devices;

•	Standardizing individual health insurance so as to restrict the ability of health insurers to significantly vary coverage, including the health care services considered to be “covered” or “excluded,” deductible and cost-sharing levels and coverage limits;

•	Restricting the ability of health insurers to rescind coverage based on applicant’s misrepresentations or omissions; and

•	Extending malpractice and other liability exposure for decisions made by health insurers.

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

National Healthcare Reform Legislation

On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act which would, among other things, authorize the creation of a national public plan that would be offered through a national health insurance exchange. On December 24, 2009, the U.S. Senate passed the Patient Protection and

Affordable Health Care Act. The Senate bill authorizes the creation of multi-state plans to be offered on a new national health insurance exchange and authorizes funding to support the creation of non-profit, member-run health insurance companies that would be offered through the exchange. If implemented, products available through these exchanges could partially or fully replace some of our current products. Provisions in both of the bills would also establish minimum loss ratios for health insurance policies that are significantly above the levels historically experienced by the Company’s insurance subsidiaries. Such minimum loss ratios could have a material adverse effect on the Company’s business. It remains unclear how and when these bills will be reconciled and we cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. Any health care reforms enacted may be phased in over a number of years, but, if enacted, could increase our costs, require us to revise the ways in which we conduct business or result in the loss of business for the Company’s insurance subsidiaries and Insphere. The changes resulting from such legislation could have a material adverse effect on our financial condition and results of operations.

The Senate bill provides that individual health insurance policies must have a minimum loss ratio of 80% and the House bill sets a minimum loss ratio for such policies at 85%. Historically, the Company has not been able to price premiums for its individual health insurance policies at these loss ratio levels. Enactment of minimum loss ratios at these levels could require us to discontinue marketing individual health insurance and/or to non-renew coverage of our existing individual health customers pursuant to applicable state and federal requirements. Enactment of minimum loss ratios at the levels in the Senate and House bills may also have a material adverse effect on the level of base commissions and override commissions Insphere receives from third party insurance carriers. We believe that these minimum loss ratios may be significantly above the levels historically experienced by Insphere’s third party insurance carriers. As a result, these carriers could be forced to reduce commissions, overrides and other administrative expenses in order to comply with the minimum loss ratio requirements.

Employees

We had approximately 1,100 employees at December 31, 2009. On February 18, 2010, the Company implemented a reduction of its existing workforce. The reduction reflects a drop in enrollment levels experienced by the Company’s insurance subsidiaries and is designed to better align the Company’s workforce to current business levels, properly manage the Company’s expenses and support the Company’s business strategy going forward. The reduction affected approximately 11% of the Company’s workforce or a total of approximately 125 employees and was substantially completed by February 19, 2010. We believe that the Company’s relations with its remaining employees are generally good.

Executive Officers of the Company

The Chairman of the Company and all other executive officers listed below are elected by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Phillip J. Hildebrand	Director, President and Chief Executive Officer	57	Mr. Hildebrand has served as a Director and CEO of HealthMarkets, Inc. since June 2008 and as President since September 2008. He also serves as a Director, Chairman, President and Chief Executive Officer of the Company’s insurance subsidiaries. Mr. Hildebrand also serves as a Director, President and Chief Executive Officer of Insphere. Prior to joining the Company, from 1975 to 2006, Mr. Hildebrand held several senior management positions with New York Life Insurance Company before retiring in 2006 as Vice Chairman of the Board of Directors. Mr. Hildebrand currently serves as a Director of DJO Incorporated and previously served as a Director of New York Life subsidiaries in Hong Kong and Taiwan and of MacKay Shields — an institutional investment manager. He is also a past Director of the Million Dollar Round Table Foundation and LIMRA International.
Steven P. Erwin	Executive Vice President and Chief Financial Officer	66	Mr. Erwin joined the Company in September 2008 as Executive Vice President and Chief Financial Officer. He currently serves as a Director, Executive Vice President and Chief Financial Officer of the Company’s insurance subsidiaries. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer for 21st Century Insurance Group, a direct-to-consumer auto insurance company, from 2006 to 2007. Mr. Erwin was Principal for Interim CFO Resources from 2002 to 2006. Prior to that, Mr. Erwin served as Executive Vice President and CFO of Health Net, Inc. from 1998 to 2002.
Anurag Chandra	Executive Vice President and Chief Operating Officer	32	Mr. Chandra has served as Executive Vice President and Chief Operating Officer of the Company since March 2, 2010. He served as Executive Vice President and Chief Administrative Officer of the Company from October 2008 through March 2, 2010. He also serves as a Director, Executive Vice President and Chief Administrative Officer of the Company’s insurance subsidiaries and as a Director, Executive Vice President, Chief Operating Officer and Secretary of Insphere. Prior to joining the Company, Mr. Chandra served as an executive of Aquiline Capital Partners, a global financial services focused private equity firm, from 2006 to 2008. Prior to that, Mr. Chandra served as Senior Vice President of Gartmore Global Investments, Inc. and as Vice President of Nationwide Financial Services, Inc. — financial services subsidiaries of Nationwide Mutual Insurance Company — from 2005 to 2006. Mr. Chandra served as Vice President, Operations, of Bankers Life and Casualty Company, a subsidiary of Conseco, Inc., from 2002 to 2005.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

B. Curtis Westen	Executive Vice President and General Counsel	49	Mr. Westen has served as Executive Vice President and General Counsel of the Company since January 2009. He also serves as a Director, Executive Vice President and General Counsel of the Company’s insurance subsidiaries. Mr. Westen also serves as Executive Vice President and General Counsel of Insphere. Prior to joining the Company, Mr. Westen served as Senior Vice President and Special Counsel of Health Net, Inc. from February 2007 to July 2007 and as Senior Vice President, General Counsel and Secretary of Health Net, Inc. and its predecessors from 1993 to February 2007.
Jack V. Heller	Senior Vice President, Agency	48	Mr. Heller has served as Senior Vice President, Agency, of the Company since November 2008 and is responsible for all sales operations. Mr. Heller also serves as a Senior Vice President of the Company’s insurance subsidiaries and of Insphere. He previously served as President of UGA — Association Field Services (a division of The MEGA Life and Health Insurance Company). Prior to joining the Company, he served for 11 years as a Regional Sales Leader for UGA.

Item 1A.	Risk Factors

The following factors could impact our business and financial prospects:

Enactment of national health care reform legislation could have a material adverse effect on our financial condition and results of operations, both for our Self-Employed Agency Division and Insphere Insurance Solutions, Inc.

On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act which would, among other things, authorize the creation of a national public plan that would be offered through a national health insurance exchange. On December 24, 2009, the U.S. Senate passed the Patient Protection and Affordable Health Care Act. The Senate bill authorizes the creation of multi-state plans to be offered on a new national health insurance exchange and authorizes funding to support the creation of non-profit, member-run health insurance companies that would be offered through the exchange. If implemented, products available through these exchanges could partially or fully replace some of our current products. Provisions in both of the bills would also establish minimum loss ratios for health insurance policies that are significantly above the levels historically experienced by the Company’s insurance subsidiaries. Such minimum loss ratios could have a material adverse effect on the Company’s business. It remains unclear how and when these bills will be reconciled and we cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. Any health care reforms enacted may be phased in over a number of years, but, if enacted, could increase our costs, require us to revise the ways in which we conduct business or result in the loss of business for the Company’s insurance subsidiaries. The changes resulting from such legislation could have a material adverse effect on our financial condition and results of operations.

The Senate bill provides that individual health insurance policies must have a minimum loss ratio of 80% and the House bill sets a minimum loss ratio for such policies at 85%. Historically, the Company has not been able to price premiums for its individual health insurance policies at these loss ratio levels. Enactment of minimum loss ratios at these levels could require us to discontinue marketing individual health insurance and/or to non-renew coverage of our existing individual health customers pursuant to applicable state and federal requirements.

Enactment of minimum loss ratios at the levels in the Senate and House bills may also have a material adverse effect on the level of base commissions and override commissions Insphere receives from third party insurance carriers. We believe that these minimum loss ratios may be significantly above the levels historically experienced by

Insphere’s third party insurance carriers. As a result, these carriers could be forced to reduce commissions, overrides and other administrative expenses in order to comply with the minimum loss ratio requirements.

Changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products, or otherwise cease doing business, in certain states.

We conduct business in a heavily regulated industry (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). In addition to the national health care reform legislation discussed above, the federal and state governments continue to consider legislative and regulatory proposals that could materially impact health insurance companies and various aspects of the current health care system, including, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers and a single-payer, public program in which the government would oversee or manage the provision of health insurance coverage. Many of these proposals attempt to reduce the number of uninsured by increasing affordability and expanding access to health insurance, including proposals intended to expand eligibility for public programs, guarantee coverage with no pre-existing condition exclusions, and compel individuals and employers to purchase health insurance coverage. The changes resulting from such legislation could have a material adverse effect on our financial condition and results of operations.

In addition, a number of states in which we do business are considering legislation intended to increase affordability or expand coverage of the uninsured, including laws that would mandate minimum loss ratios or increase existing minimum loss ratios for the products we offer. In 2009, legislation proposing an increase in minimum loss ratio was introduced in a number of states in which we do business. While these proposals were not enacted into law, we expect state legislatures to continue pursuing such initiatives in 2010 and future years, depending on whether changes in minimum loss ratios occur in connection with national health care reform. As discussed above in the national health care reform risk factor, such legislation, if passed, could have a material adverse effect on our financial condition and results of operations, both for our Self-Employed Agency Division and Insphere Insurance Solutions, Inc., including causing us to discontinue marketing our products in states where such legislation is passed or resulting in a material narrowing of profit margin.

Some of the more significant additional legislative and regulatory developments that could potentially affect our business include the following:

•	Requiring employers to provide health insurance to employees;

•	Requiring individuals to purchase health insurance coverage;

•	Establishing a minimum level of coverage required to satisfy health insurance mandates;

•	Establishing minimum loss ratios that require insurers to pay a minimum amount of claim payments as a percentage of premiums received;

•	Guarantee issue requirements and restricting the ability of health insurers to assess risks of applicants and/or set premium rates based on the claims experience or risk characteristics of the insured;

•	Creating an “exchange” or other government entity to distribute insurance coverage;

•	Establishing the federal government as a single payer;

•	Allowing individuals and/or the self-employed to collectively purchase health insurance coverage without any other affiliations;

•	Restricting the ability of health insurers to offer coverage under the “association group” model;

•	Mandating coverage of certain conditions or specified procedures, drugs and devices;

•	Standardizing individual health insurance so as to restrict the ability of health insurers to significantly vary coverage, including the health care services considered to be “covered” or “excluded,” deductible and cost-sharing levels and coverage limits;

•	Restricting the ability of health insurers to rescind coverage based on applicant’s misrepresentations or omissions; and

•	Extending malpractice and other liability exposure for decisions made by health insurers.

We expect the trend of increased legislative activity concerning health care reform to continue and cannot predict with certainty the effect that such proposals, if adopted, could have on our health insurance business and operations. Changes in health care policy could significantly affect our business. Many of the proposals, if adopted, could have a material adverse effect on our financial condition and results of operations. Changes in the level of government regulation or in the laws and regulations themselves could substantially increase the costs of compliance and result in significant changes to our operations, including potentially causing us to discontinue marketing our products in certain states. For example, as a result of certain regulatory developments in Washington State, the Company has determined that it cannot continue to operate profitably in Washington State. The Company and the Washington State Insurance Commissioner have reached a preliminary agreement in principle that the Company will non-renew its health benefit plan policies and withdraw from the health benefit plan market place in the next several months. The Company currently has over 9,000 certificate holders in Washington State (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). We evaluate legislative developments on an ongoing basis. If we determine that the legislative or regulatory environment in a particular state prevents us from doing business in a state on a profitable basis, we may determine that it is in the Company’s best interest to cease doing business in that state.

Failure to comply with extensive state and federal regulations could subject us to fines, penalties and suspensions, which could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•	licensing of insurers and their agents;

•	sales and marketing practices;

•	training and oversight of agents;

•	handling of consumer complaints and grievances;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements, which are a measure developed by the NAIC and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for losses and other purposes.

State insurance departments also conduct periodic examinations of the affairs of insurance companies through, among other things, financial and market conduct examinations, and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Regulatory agencies have imposed substantial fines against us in the past, and may impose substantial fines against us in the future if they determine that we have not complied with applicable laws and regulations (see Note 18 to Notes to Consolidated Financial Statements).

There is also substantial federal regulation of our business. Laws and regulations adopted by the federal government, including the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, HIPAA, the USA PATRIOT Act and the CAN SPAM and Do Not Call regulations, establish administrative and compliance requirements applicable to the Company.

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

Current or future state and federal regulations could impede our ability to obtain effective leads and adversely affect our business

We utilize, either directly or through third party vendors, e-mails and telephone calls to identify prospective sales leads for use by our agents. Lead generation activities are subject to state and federal regulations, including, but not limited to, the federal CAN SPAM Act (which establishes national standards for sending bulk, unsolicited commercial e-mail) and the federal “Do Not Call” regulations (which require companies including insurers and insurance agencies to develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products, and prohibit unsolicited facsimiles) (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits. We believe that our ability to obtain quality sales leads plays a significant role in the generation of new business and our efforts to recruit and retain effective agents. To the extent that laws currently in effect, or passed in the future, make it more difficult or costly for us to obtain effective leads, or eliminate our ability to purchase or generate leads, our business could be materially and adversely affected.

We must comply with restrictions on customer privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

The use, disclosure and secure handling of individually identifiable health information by our business is subject to state and federal law and regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations promulgated under HIPAA (See Item 1. Business — “Regulatory and Legislative Matters” for additional information). The HIPAA regulations establish significant criminal penalties and civil sanctions for non-compliance. The HIPAA regulations require, among other things, that we enter into specific written agreements with business associates to whom individually identifiable health information is disclosed. Although our contracts with business associates provide for appropriate protections of such information, we may have limited control over the actions and practices of our business associates. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA, including imposition of varying civil monetary penalties, creation of a private cause of action for HIPAA violations, extension of HIPAA’s security provisions to business associates and creation of new security breach notification requirements. Compliance with HIPAA, the HITECH Act and other state and federal privacy and security regulations have required us to implement changes in our programs and systems to maintain compliance and may in the future result in significant expenditures due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates.

Failure to comply with the terms of the regulatory settlement agreement arising out of the multi-state market conduct examination of our principal insurance subsidiaries could have a material adverse effect on our financial condition and results of operations.

In March 2005, we received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of our principal insurance subsidiaries, MEGA, Mid-West and Chesapeake (the “Insurance Subsidiaries”). On May 29, 2008, the Insurance Subsidiaries entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other “monitoring” states. Thereafter, all states (other than Massachusetts and Delaware) and the District of Columbia, Puerto Rico and Guam signed the RSA, which became effective on August 15, 2008. In connection with the RSA, the Insurance Subsidiaries paid a penalty of $20 million. The RSA includes standards for performance measurement for 13 different required actions which must be implemented on or before December 31, 2009. The Insurance Subsidiaries filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. On or about March 15, 2010, the monitoring states are expected to initiate a re-examination to assess the standards for performance measurement. If the re-examination is unfavorable, the Insurance Subsidiaries are subject to additional penalties of up to $10 million. See Note 18 of Notes to Consolidated Financial Statements.

The Company’s insurance subsidiaries have periodically been the subject of other market conduct examinations conducted by state insurance departments. As reported in Note 18 of Notes to Consolidated Financial Statements, such examinations have included the market conduct examination of MEGA, Mid-West and Chesapeake by the Massachusetts Division of Insurance, resulting in a 2006 regulatory settlement agreement, and subsequent re-examination of certain key provisions of the regulatory settlement agreement commencing in January 2009, which was settled on August 26, 2009.

The Company’s insurance subsidiaries are also subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

We may lose business to competitors offering competitive products at lower prices.

We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing, have lower cost structures or, with respect to insurers, have higher financial strength or claims paying ratings. Competitors with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. Other companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants.

Failure to recruit and retain agents could prevent us from competing successfully and could have a material adverse effect on our financial condition and results of operations.

We compete not only for the business of customers, but also for agents and distribution relationships with other distributors and insurance companies. We distribute our products as well as the products of non-affiliated insurance companies through independent agents contracted with Insphere. Insphere’s business is highly competitive and there are many insurance agencies, brokers and intermediaries who actively compete with us. We also compete with insurance companies that sell their products directly to customers and do not use or pay commissions to third-party agents or brokers. In addition, the Internet continues to be a source for direct placement of business and creates competition for Insphere. We compete for productive agents with other distributors based on a number of factors, including compensation structure, level of training and support services and product offerings. It can be difficult to successfully compete for agents with companies that have greater financial resources or name recognition. Our inability to recruit and retain productive insurance agents could adversely affect Insphere’s business prospects and could have a material adverse effect on our financial condition and results of operations.

Changes in our relationship with membership associations that make available to their members our health insurance products and/or changes in the laws and regulations governing so-called “association group” insurance could have a material adverse effect on our financial condition and results of operations.

The Company’s independent agents act as field service representatives (FSRs) for various independent membership associations. In this capacity, the FSRs enroll new association members and provide membership retention services. For such services, the Company and the FSRs receive compensation. As is the case with many of our competitors in the self-employed market, a substantial portion of our health insurance products are issued to members of such associations, which act as the master policyholder for such products. In 2009, the principal membership associations in the self employed market through which HealthMarkets insurance products were made available were the Alliance for Affordable Services, the National Association for the Self-Employed (“NASE”) and Americans for Financial Security. The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations, requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members, are terminable by us and the associations upon not less than one year’s advance notice to the other party.

A termination of our agreements with these associations would be fundamentally disruptive to our marketing efforts. We would be unable to offer products through the association master policy and, in certain states, could be required to seek approval of new policy forms and premium rates before resuming marketing efforts. In the event of a termination, the associations could market alternative health insurance products to their association members. In December 2009, the Company and NASE settled a legal action filed by Performance Driven Awards, Inc. against NASE. Pursuant to the terms of the settlement agreement, the NASE-PDA Field Services Agreement was terminated, as a result of which the Company’s FSR are no longer selling new NASE memberships and the Company’s independent insurance agents are no longer selling new certificates of insurance to NASE members. NASE memberships and certificates of insurance previously sold to NASE members remain in force (subject to ordinary course termination), and NASE is obligated to continue paying PDA for members previously enrolled in NASE by PDA. See Note 18 of Notes to Consolidated Financial Statements.

While we believe that we are providing association group coverage in full compliance with applicable law, further changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance, particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis, could have a material adverse impact on our financial condition and results of operations.

Negative publicity regarding our business practices and about the health insurance industry in general may harm our business and could have a material adverse effect on our financial condition and results of operations.

The health and life insurance industry and related products and services we provide attracts negative publicity from consumer advocate groups and the media. Negative publicity regarding the industry generally or our Company in particular may result in increased regulation and legislative scrutiny as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate. Certain of the matters referred to in Note 18 of Notes to Consolidated Financial Statements, in particular the multi-state market conduct examination of our insurance subsidiaries led by the states of Washington and Alaska, the litigation filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts and the market conduct examination of our insurance subsidiaries by the Massachusetts Division of Insurance, and the subsequent settlements of these matters, generated significantly adverse publicity for the Company. Matters of this nature in the future could result in the loss of reputation and business for the Company and could have a material adverse effect on our financial condition and results of operations.

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

We are a holding company, and our principal assets are investments in separate operating subsidiaries, including our regulated insurance subsidiaries. Our ability to fund our cash requirements is largely dependent upon our ability to access cash from our subsidiaries through the payment of dividends. Our insurance subsidiaries are subject to regulations that limit their ability to transfer funds to us. If we are unable to obtain funds from our insurance subsidiaries, we will experience reduced cash flow, which could affect our ability to pay our obligations to creditors as they become due.

We have a material amount of debt outstanding that contains restrictive covenants and our inability to service and repay our debt obligations could have a material adverse effect on our financial condition and results of operations

We have a material amount of debt outstanding (see Note 9 of Notes to Consolidated Financial Statements). In connection with the Merger on April 5, 2006, HealthMarkets, LLC entered into a credit agreement providing for, among other things, a $500 million term loan facility. The term loan facility will expire on April 5, 2012. At December 31, 2009, $362.5 million remained outstanding on the term loan facility. Our indebtedness could have an adverse effect on our business and future operations, including requiring us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund working capital, capital expenditures and general operating requirements; increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business; and placing us at a competitive disadvantage compared to competitors that have less debt. In addition, the credit agreement requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments or other restricted payments, sell or otherwise dispose of assets and engage in certain other activities. The credit agreement also establishes a number of financial covenants, including maximum total leverage ratio requirements and minimum adjusted statutory surplus requirements. The restrictive covenants under our credit agreement could restrict our ability to pursue our business strategies. Any failure to comply with these restrictive covenants could result in an event of default under the credit agreement which could have a material adverse effect on our financial condition and results of operations.

Failure to accommodate redemption requests by agents participating in the HealthMarkets, Inc. InVest Stock Ownership Plan could result in dissatisfaction and attrition among our contracted independent agents.

Historically, we have generally accommodated requests to purchase Class A-2 shares upon the withdrawal of a participant from the stock accumulation plans established for the benefit of the Company’s agents, but are under no obligation to do so. Any repurchase of shares requires the Company’s consent, which may be withheld in our sole discretion. The ability to accommodate redemption requests is subject to a variety of factors, including the number of requests received and the Company’s capital position. The volume of redemption requests generally has been low. If the number of redemption requests increases as a result of an event that is perceived by agents to have a negative effect on the Company’s financial condition or operations (e.g. passage of national health care reform legislation or adverse publicity regarding the health insurance industry in general or our business specifically), the number of redemption requests could increase and the Company may elect not to accommodate such requests, which could result in dissatisfaction and substantial attrition among the agents within our agent field force as well as litigation risk.

Current unfavorable economic conditions could adversely affect our business.

General economic, financial market and political conditions could have a material adverse effect on our financial condition and results of operations. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the global mortgage market, a declining global real estate market, rising and high unemployment, and the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact the sale of our insurance products. For example, our customers may modify, delay or cancel plans to purchase our products, or may choose to reduce the level of coverage purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in the sale of our products and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions may adversely affect our business, including our revenues, profitability and cash flow. In addition, general inflationary pressures may affect the costs of health care, increasing the costs of paying claims.

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

Our investment portfolio is comprised primarily of investments classified as securities available for sale. The fair value of our available for sale securities was $756.4 million and represented approximately 40% of our total consolidated assets at December 31, 2009. These investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other than temporary. For our available for sale investments, if a decline in value is deemed to be other than temporary, the security is deemed to be other than temporarily impaired and it is written down to fair value. OTTI losses attributed to credit loss are recorded in earnings while OTTI losses attributed to other factors are recorded in “Accumulated other comprehensive income (loss)” and have no effect on earnings. In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other than temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis (or more frequently if certain indicators arise), using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made.

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2009, we recorded $4.5 million of charges for other than temporary impairment of securities. Given the current volatile market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other than temporary impairments may result in realized losses in future periods which could have a material adverse effect on our financial condition and results of operations.

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

Our principal insurance subsidiaries are currently rated by A.M. Best, Fitch and S&P and experienced downgrades in financial strength ratings during 2009. These ratings are subject to periodic review by the ratings agencies and there can be no assurances that we will be able to maintain these current ratings. A downward adjustment in rating by A.M. Best, Fitch and/or S&P of our insurance subsidiaries could have a material adverse effect on our financial condition and results of operations. If our ratings are lowered from their current levels, our competitive position could be materially adversely affected and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings practices and could, as a result, become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position as well.

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

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment and we cannot assure you that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a material adverse effect on our financial condition and results of operations.

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

Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 18 of Notes to Consolidated Financial Statements, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We continue to evaluate the profitability of our existing businesses and operations. From time to time, we review potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contract terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the Company’s existing operations. For divestures, in the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfil these obligations could lead to future financial loss on our part. In addition, any divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets. For example, the reinsurance transaction involving our former Life Insurance Division resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of the $8.5 million loss recorded in “Realized gains, net” in the Company’s consolidated statement of income (loss) (see Note 20 of Notes to Consolidated Financial Statements). In addition, potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

The Success of our Insphere Insurance Solutions Business is Uncertain.

The Company formed Insphere Insurance Solutions, Inc. in the second quarter of 2009 to serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance. The success of this new line of business depends on a number of factors, including, but not limited to, the ability of Insphere to obtain and maintain applicable licenses, Insphere’s ability to enter into and maintain satisfactory relationships with insurance carriers and agents and the implementation of various information technology and administrative systems, platforms and processes necessary to successfully run the new business. Like any new business, the progress and success of Insphere entails substantial uncertainty. If the Company’s attempt to develop the Insphere business does not progress as planned, the Company may be materially and adversely affected by, among other things, capital, investments and operating expenses that have not led to the anticipated results.

The Company’s insurance subsidiaries may lose business to competitors whose products are sold by Insphere and its agents, and the loss of our healthiest customers would present adverse selection risks.

Insphere and its agents distribute insurance products underwritten by the Company’s insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated insurance carriers. These third-party products may be more competitive and attractive to customers than our own insurance products and may, over time, replace some or all of the sales of insurance products underwritten by our insurance subsidiaries. For example, in the markets where Insphere has commenced distribution of Golden Rule and Aetna products, these products have, to a great extent, replaced the sale of the Company’s own insurance products. In the first quarter of 2010, Insphere’s sale of Golden Rule and Aetna products, in the aggregate, exceeded the sale of the Company’s products by nearly a five-to-one margin. If third party products replace the products underwritten by our insurance subsidiaries, the Company may not be able to maintain its current market share and, as a result, may see further declines in its premium revenue and underwriting profits from insurance product sales. These earnings may not be replaced by commission revenue generated from the distribution of third-party insurance products by Insphere, particularly in the early stages of Insphere’s operations. The movement of customers from policies underwritten by the Company’s insurance subsidiaries to products offered by non-affiliated insurance carriers also presents potential adverse selection risks. The Company’s insurance subsidiaries could be materially and adversely affected if their healthiest customers terminate or non-renew their policies in favor of policies offered by non-affiliated carriers, leaving less healthy customers who tend to incur higher health care costs.

Insphere faces risks related to its relationships with non-affiliated insurance carriers.

Insphere and its agents contract with non-affiliated carriers to distribute products underwritten by such carriers. These contracts generally provide that either party may terminate the contract for convenience by providing the other party with a relatively short period of advance notice. In any particular market, carriers could terminate their contracts with us (or refuse to contract with us), demand lower commissions or take other actions, including litigation, which could adversely affect our business. We are also dependent on non-affiliated carriers to pay Insphere in a timely and accurate manner and to provide Insphere with data required to support the sale of third party products and to timely and accurately pay its agents. The failure by a non-affiliated carrier to provide Insphere with the data and support necessary for Insphere to sell the carrier’s products and to pay its agents, resulting from a failure in data systems or otherwise, could materially and adversely affect Insphere’s business. Our business is also vulnerable to a non-affiliated carrier’s failure to administer underwritten business in an appropriate manner, which could lead to customer dissatisfaction and the lapse or cancellation of insurance policies for which Insphere receives commissions. Insphere could also be materially and adversely affected if a non-affiliated carrier with which it does business experiences a downgrade in its financial strength ratings which, for the affected carrier, could reduce Insphere’s level of business and commissions.

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

Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations.

Historically, we have maintained an administrative center with underwriting, claims management and administrative capabilities performed in-house. In 2009, we began outsourcing many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to contracted third parties, including parties who may perform these functions offshore. Dependence on third parties for these services may make our operations vulnerable to the third party’s failure to perform as agreed. If these third parties fail to satisfy their obligations to us, including obligations with respect to the security and confidentiality of information and data of the Company and/or its customers, our operations may be adversely affected. Reliance on third parties also makes us vulnerable to changes in the vendors’ business, financial condition and other matters outside of our control. The failure to adequately monitor and regulate the performance of our third party vendors could subject us to additional risk. Violations of laws or regulations by third party vendors could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. Some of our outsourced services are being performed offshore, which could expose us to risks inherent in conducting business outside of the United States, including international economic and political conditions and additional costs associated with complying with foreign laws. If an outsourced relationship is terminated, we may not be able to find a replacement in a timely manner or on acceptable financial terms, and may incur significant costs in connection with the transition to a new vendor.

Natural disasters could severely damage or interrupt our systems and operations and result in an adverse effect on our business.

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

If we are unable to retain key executives or appropriately manage succession, our business could be adversely affected.

We have experienced high turnover in our senior management team in recent years. Although we have employment arrangements in place with our key executives, these do no guarantee that the services of these executives will continue to be available to us, and we would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently own and occupy our executive offices located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605 and 8825 Bud Jensen Drive, North Richland Hills, Texas 76180-5605 comprising in the aggregate approximately 281,000 and 30,000 square feet, respectively, of office and warehouse space.

In addition, we lease office space at various locations. In the first quarter of 2010, the Company opened approximately 117 branch offices throughout the United States for its Insphere insurance agency operations. These offices comprise in the aggregate approximately 225,000 square feet.

Item 3.	Legal Proceedings

See Note 18 of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Reserved

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Class A-1 and Class A-2 common stock are not listed for trading on the New York Stock Exchange or any other exchange and are not readily tradable or salable in any public market. As of March 1, 2010, there were approximately 24 holders of record of Class A-1 common stock and 788 holders of record of Class A-2 common stock.

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $120.3 million.

During the year ended December, 2009, the Company issued an aggregate of 5,263 unregistered shares of its Class A-1 common stock to executive officers of the Company. In particular, executive officers of the Company purchased 5,263 shares of the Company’s Class A-1 common stock for aggregate consideration of $100,000 (or $19.00 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-2 common stock during each of the months in the twelve-month period ended December 31, 2009:

	Issuer Purchase of Equity Securities — Class A-2
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of Publicly	may yet
	Number of	Price Paid	Announced	be Purchased
	Shares	per Share	Plans or	Under the
Period	Purchased(1)	($)	Programs	Plan or Program

01/1/09-01/31/09	61,416	23.37	—	—
02/1/09-02/28/09	—	—	—	—
03/1/09-03/31/09	269,970	19.00	—	—
04/1/09-04/30/09	151,621	19.00	—	—
05/1/09-05/31/09	75,246	—	—	—
06/1/09-06/30/09	66,741	19.27	—	—
07/1/09-07/31/09	31,575	19.27	—	—
08/1/09-08/31/09	89,253	19.37	—	—
09/1/09-09/30/09	75,459	19.37	—	—
10/1/09-10/31/09	56,341	19.37	—	—
11/1/09-11/30/09	45,692	19.95	—	—
12/1/09-12/31/09	43,063	19.93	—	—

Totals	966,377	19.50	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 927,521 Class A-2 shares purchased from the stock accumulation plans established for the benefit of the Company’s agents and 38,856 Class A-2 shares purchased from former participants in the stock accumulation plans. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of the purchase.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to shares of the Company’s Class A-1 and Class A-2 common stock that may be issued under HealthMarkets’ equity compensation plans as of December 31, 2009:

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,611,761 (1)	$22.57	2,067,724 (2)
Equity compensation plans not Approved by security holders	1,147,269 (3)	N/A	3,615,632 (4)
Total	2,759,030	$13.19	5,683,356

(1)	Includes 1,611,761 stock options exercisable at a weighted average exercise price of $22.57 under the Second Amended and Restated HealthMarkets 2006 Management Stock Plan.

(2)	Includes 2,067,724 shares available for future issuance under the Second Amended and Restated HealthMarkets 2006 Management Option Plan.

(3)	Includes (a) 729,793 shares issuable upon vesting of matching credits granted to participants under the Agents’ Matching Total Ownership Plan and (b) 417,476 shares issuable upon vesting of matching credits granted to participants under the Matching Agency Contribution Plan.

(4)	Includes securities available for future issuance as follows: Agents’ Matching Total Ownership Plan, 1,457,353 shares; Matching Agency Contribution Plan, 2,158,279 shares.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the year ended December 31, 2009 has been derived from the audited consolidated financial statements of the Company. The Company has reclassified the results of operations of CFLD and UFC2 into continuing operations for all periods presented. Such reclassification resulted in an increased loss in “Income (loss) from continuing operations” of $5.3 million for the year ended December 31, 2008 and increased income in “Income (loss) from continuing operations” of $931,000 for the year ended December 31, 2007. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and operating ratios)

Income Statement Data:
Revenues from continuing operations	$1,083,397	$1,424,965	$1,595,509	$2,146,571	$2,121,218
Income (loss) from continuing operations before income taxes	29,238	(85,380)	119,053	352,298	313,150
Income (loss) from continuing operations	17,562	(53,671)	69,370	216,568	202,970
Income from discontinued operations	162	216	789	21,170	531
Net income (loss)	$17,724	$(53,455)	$70,159	$237,738	$203,501

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and operating ratios)

Per Share Data:
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$0.59	$(1.78)	$2.28	$6.19	$4.40
Diluted earnings (loss) per share	$0.58	$(1.78)	$2.21	$6.07	$4.31
Earnings per share from discontinued operations:
Basic earnings per share	$0.01	$0.01	$0.03	$0.61	$0.01
Diluted earnings per share	$0.01	$0.01	$0.03	$0.59	$0.01
Earnings (loss) per share:
Basic earnings (loss) per share	$0.60	$(1.77)	$2.31	$6.80	$4.41
Diluted earnings (loss) per share	$0.59	$(1.77)	$2.24	$6.66	$4.32
Operating Ratios:
Health Ratios:
Loss ratio	60%	65%	57%	57%	57%
Expense ratio	34	36	38	32	31

Combined health ratio	94%	101%	95%	89%	88%

Balance Sheet Data:
Total investments, cash and cash equivalents	$1,155,247	$1,127,945	$1,495,910	$1,834,481	$1,773,554
Total assets	1,871,498	1,916,713	2,155,582	2,594,829	2,371,530
Total policy liabilities	856,528	973,046	1,001,406	1,135,174	1,174,264
Total debt	481,070	481,070	481,070	556,070	15,470
Student loan credit facility	77,350	86,050	97,400	118,950	130,900
Stockholders’ equity	262,199	197,925	306,260	524,385	871,081
Stockholders’ equity per share	$8.69	$6.68	$10.03	$17.53	$18.88
Cash dividends per share	$—	$—	$10.51	$—	$0.75

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

Business Summary

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

We operate four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency (“SEA”) Division. Insphere includes the activities of Insphere Insurance Solutions, Inc., an insurance agency which distributes insurance products underwritten by our insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated carriers. Insphere receives commission revenue and compensates its independent agents, as well as incurs costs associated with the start-up of the agency. The Company records selected other activities not allocated to the Insurance and Insphere segment in Corporate, including investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s Student Loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the following former divisions: Medicare Division, Other Insurance Division, Life Insurance Division, Star HRG Division and Student Insurance Division. (See Note 21 of Notes to Consolidated Financial Statements for financial information regarding our segments).

During 2009, the Company formed Insphere Insurance Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small business and middle-income individual and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of February 2010, Insphere has approximately 2,500 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 40 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has completed marketing agreements with a number of life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna and UnitedHealthcare’s Golden Rule Insurance Company for individual health insurance products, John Hancock for long-term care products, ING for term life, universal life and fixed annuity products and Minnesota Life Insurance Company for life and fixed annuity products. Insphere also has a marketing arrangement with an intermediary under which Insphere’s agents obtain access to certain disability income insurance products.

Beneficial Life Insurance Company and Beneficial Investment Services, Inc.

On November 16, 2009, Insphere entered into a definitive stock purchase agreement with Beneficial Life Insurance Company and Beneficial Investment Services, Inc. (“BIS”) pursuant to which Insphere will acquire all of the outstanding capital stock of BIS (the “Purchase Agreement”). BIS is a securities broker-dealer licensed in 49 states. This transaction is subject to customary closing conditions, including the receipt of approval by the Financial Industry Regulatory Authority (“FINRA”) and the receipt of certain other required consents. The Purchase Agreement may be terminated by either party if the closing has not occurred by the earlier of (i) May 31, 2010 or (ii) six months after the initial application is filed with FINRA. The consolidated financial statements as of December 31, 2009 do not reflect any results of this acquisition.

Exit from Life Insurance Division Business

On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC, a subsidiary of the Company, completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As

part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs (“DAC”) with the remainder of $8.5 million recorded in “Realized gains, net” in the Company’s consolidated statement of income (loss). See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the coinsurance agreement with Wilton.

We received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies.

Sale of ZON-Re

Our Other Insurance Division consisted of ZON-Re USA, LLC (“ZON-Re”), an 82.5%-owned subsidiary. Effective June 30, 2009, we sold our 82.5% membership interest in ZON-Re to Venue Re, LLC. The sale of our membership interest in ZON-Re resulted in a total pre-tax loss of $489,000 in 2009. See our discussion in the Disposed Operations below for additional information regarding our exit from the Other Insurance Division.

Exit from Medicare Market

In late 2007, we expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans — called HealthMarkets Care Assured Planssm — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, we determined we would not continue to participate in the Medicare business after the 2008 plan year. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all remaining liabilities. See our discussion in the Disposed Operations below for additional information regarding our exit from the Medicare market.

2006 Sale of Star HRG Division

In July 2006, we sold substantially all of the assets formerly comprising our Star HRG Division. In connection with the sale of Star HRG, we recognized a pre-tax gain of $101.5 million. As consideration for the receipt of Star HRG assets, a unit of the CIGNA Corporation issued the CIGNA Note and the CIGNA Corporation entered into the Guaranty Agreement (see Note 11 of Notes to Consolidated Financial Statements for additional information regarding the CIGNA note and the Guaranty Agreement).

As part of the sale transaction, we entered into 100% coinsurance arrangements with the purchaser (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding coinsurance agreements).

2006 Sale of Student Insurance Division

On December 1, 2006, we sold substantially all of the assets formerly comprising our Student Insurance Division. As consideration for the sale of our Student Insurance Division assets, we received a promissory note in the principal amount of $94.8 million issued by UnitedHealth Group Inc (see Note 20 of Notes to Consolidated Financial Statements). As part of the sale transaction, we entered into 100% coinsurance arrangements with the purchaser (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding coinsurance agreements).

The purchase price was subject to downward or upward adjustment based on the amount of premium generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. We recorded $5.5 million and $1.2 million of realized gains as adjustments to the purchase price during 2008 and 2007, respectively. The purchase price adjustment in 2008 was the final adjustment pursuant to the sale transaction agreement.

Results of Operations

We have reclassified certain amounts in the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation.

Student Loans

In connection with our exit from the Life Insurance Division business, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase our student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. In our Annual Report on Form 10-K for the year ended December 31, 2008, the assets and liabilities of CFLD-I and UFC2 were presented as “Held for sale” on the consolidated balance sheets and the results of operations of CFLD-I and UFC2 were included in “Income (loss) from discontinued operations” on the consolidated statements of income (loss). As the Stock Purchase Agreement terminated in 2009 and the closing of the transaction did not occur, we reclassified the assets and liabilities and the results of operations of CFLD-I and UFC2 into continuing operations for all periods presented. Such reclassification resulted in an increased loss in “Income (loss) from continuing operations” of $5.3 million for the year ended December 31, 2008 and increased income in “Income (loss) from continuing operations” of $931,000 for the year ended December 31, 2007.

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue:
Health Premiums	$977,568	$1,262,412	$1,311,733
Life premiums and other considerations	2,381	38,024	70,460

	979,949	1,300,436	1,382,193
Investment income	43,166	67,728	103,226
Other income	62,401	80,659	106,615
Net impairment losses recognized in earnings	(4,504)	(25,957)	—
Realized gains, net	2,385	2,099	3,475

Total revenues	1,083,397	1,424,965	1,595,509
Benefits and Expenses:
Benefits, claims, and settlement expenses	584,878	856,995	801,783
Underwriting, acquisition and insurance expenses	338,028	494,077	536,168
Other expenses	98,821	114,094	88,704
Interest expense	32,432	45,179	49,801

Total benefits and expenses	1,054,159	1,510,345	1,476,456

Income (loss) from continuing operations before income taxes	29,238	(85,380)	119,053
Federal income tax expense (benefit)	11,676	(31,709)	49,683

Income (loss) from continuing operations	17,562	(53,671)	69,370
Income from discontinued operations (net of income tax)	162	216	789

Net income (loss)	$17,724	$(53,455)	$70,159

As discussed above, we entered into Coinsurance Agreements in connection with our exit from the Life Insurance Division business and our sale of assets comprising the former Star HRG Division and the former Student Insurance Division. In addition, HealthMarkets is no longer generating business in its Medicare and Other Insurance Divisions. HealthMarkets management believes that comparisons between years are most meaningful after the reclassification and netting of the operating revenues and expenses attributable to these divisions to the line item “Income (loss) from disposed operations, net of income tax,” which is a non-GAAP measure, as reflected in the table below:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue:
Health Premiums	$970,950	$1,137,997	$1,279,553
Life premiums and other considerations	2,381	2,502	2,695

	973,331	1,140,499	1,282,248
Investment income	41,181	55,237	80,784
Other income	61,777	79,453	104,872
Net impairment losses recognized in earnings	—	(25,957)	—
Realized gains, net	(2,119)	1,974	3,474

Total revenues	1,074,170	1,251,206	1,471,378
Benefits and Expenses
Benefits, claims, and settlement expenses	578,361	729,746	735,701
Underwriting, acquisition and insurance expenses	332,295	413,749	477,078
Other expenses	98,822	113,998	88,608
Interest expense	32,432	45,013	49,364

Total benefits and expenses	1,041,910	1,302,506	1,350,751

Income (loss) from continuing operations before income taxes	32,260	(51,300)	120,627
Federal income tax expense (benefit)	12,564	(19,781)	50,235

Income (loss) from continuing operations (excluding disposed operations)	19,696	(31,519)	70,392
Income from discontinued operation, net of tax	162	216	789

Income (loss) excluding disposed operations	19,858	(31,303)	71,181
Loss from disposed operations, net of tax benefit	(2,134)	(22,152)	(1,022)

Net income (loss)	$17,724	$(53,455)	$70,159

Revenue

The majority of our 2009 revenue was earned on health premiums derived from sales of our indemnity and preferred provider organization (“PPO”) policies in our SEA Division. Premium revenue in our SEA Division was $973.3 million, $1,140.5 million, and $1,282.2 million for the years ended 2009, 2008, and 2007 respectively. Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. We also earned revenue on premiums from traditional life insurance polices, which are recognized as revenue when due.

Revenue also includes investment income derived from our investment portfolio and other income, which consists primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members our health insurance products.

As previously discussed, during 2009 we formed Insphere to serve as an insurance agency which will distribute insurance products underwritten by our insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated carriers. In addition to premiums revenue and underwriting profits on products written by our insurance subsidiaries, we also earned commission revenue generated from the distribution of third-party insurance products sold by Insphere agents. Commission revenue during 2009 was not material to our overall revenue however, we anticipate that such revenues will continue to grow.

Benefits and Expenses

Our expenses consist primarily of insurance claim expense and expenses associated with the underwriting and acquisition of insurance policies. Claims expenses consist primarily of payments to physicians, hospitals and other healthcare providers under health policies, and include an estimated amount for incurred but not reported and unpaid claims. Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. We also incur other direct expenses in connection with generating income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

Business Segments

The following is a comparative discussion of results of operations for our business segments and divisions. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the reported operating results for our business segments would change if different allocation methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income. Management does not allocate income taxes to segments. Transactions between reportable segments are accounted for under respective agreements, which provide for such transactions generally at cost.

Revenue from continuing operations and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of our business segments and divisions were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue from continuing operations:
Insurance — Self-Employed Agency Division:	$1,061,450	$1,248,434	$1,417,952
Insphere:	1,192	—	—
Corporate:	13,616	2,939	54,458
Intersegment Eliminations:	(2,088)	(167)	(789)

Total revenues excluding disposed operations	1,074,170	1,251,206	1,471,621
Disposed Operations:	9,227	173,759	123,888

Total revenue from continuing operations	$1,083,397	$1,424,965	$1,595,509

	For the Year Ended December 31,
	1502009	2008	2007
	(In thousands)

Income (loss) from continuing operations before federal income taxes:
Insurance — Self-Employed Agency Division:	$117,498	$55,634	$150,449
Insphere:	(11,902)	—	—
Corporate:	(73,336)	(106,934)	(29,822)

Total operating income (loss) excluding disposed operations	32,260	(51,300)	120,627
Disposed Operations:	(3,022)	(34,080)	(1,574)

Total income (loss) from continuing operations before federal income taxes	$29,238	$(85,380)	$119,053

Assets by operating segment at December 31, 2009 and 2008 are set forth in the table below:

	December 31,
	2009	2008
	(In thousands)

Assets:
Insurance — Self-Employed Agency Division:	$731,594	$822,966
Insphere:	14,507	—
Corporate:	734,040	667,617

Total assets excluding assets of Disposed Operations	1,480,141	1,490,583
Disposed Operations	391,357	426,130

Total assets	$1,871,498	$1,916,713

Disposed Operations assets at December 31, 2009 and 2008 primarily represent reinsurance recoverable for the Life Insurance Division of $353.7 million and $370.4 million associated with the Coinsurance Agreements entered into with Wilton (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding such coinsurance agreements).

Self-Employed Agency Division

Through our SEA Division, we provide a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Prior to 2010 we marketed these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. In 2010, these products will be marketed through independent agents contracted with Insphere.

Set forth below is certain summary financial and operating data for the SEA Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues:
Earned premium revenue	$973,331	$1,140,499	$1,282,249
Investment income	26,427	29,149	30,840
Other income	61,692	78,786	104,863

Total revenues	1,061,450	1,248,434	1,417,952
Expenses:
Benefits, claims and settlement expenses	578,361	729,746	735,701
Underwriting, acquisition and insurance expenses	331,437	420,508	478,106
Other expenses	34,154	42,546	53,696

Total expenses	943,952	1,192,800	1,267,503

Operating income	$117,498	$55,634	$150,449

Other operating data:
Loss ratio	59.4%	64.0%	57.4%
Expense ratio	34.1%	36.9%	37.3%

Combined health ratio	93.5%	100.9%	94.7%

Operating margin	12.1%	4.9%	11.7%
Submitted annualized volume	$321,918	$455,949	$680,060

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

Year Ended December 31, 2009 versus December 31, 2008

The SEA Division reported earned premium revenue of $973.3 million in 2009 compared to $1.1 billion in 2008, a decrease of $167.2 million or 14.7%, which is due to a decrease in policies in force. Total policies in force decreased by 23% during the year to approximately 218,000 during 2009 as compared to approximately 281,700 during 2008. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume from $455.9 million in 2008 to $321.9 million in 2009. Additionally, the decrease in policies in force is due to a decrease in the number of agents submitting business.

The SEA Division reported operating income of $117.5 million in 2009 compared to operating income of $55.6 million in 2008, an increase of $61.9 million or 111.2%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2009 was 12.1% compared to the operating margin of 4.9% in 2008. The increase in operating margin during the current year period is generally attributable to a loss ratio reflecting better claims experience both for our new products, as well as for our legacy products and a shift away from CareOne products. The favorable claims development is partially offset by an estimated claims liability arising from a review of its claims processing for state mandated benefits, which review is expected to be completed by the first half of 2011.

As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its claim liability estimate related to state mandated benefits and recorded a claim liability estimate of $23.9 million. The impact to the loss ratio in 2009 was approximately 2.6% as a percentage of earned premium.

Underwriting, acquisition and insurance expenses decreased by $89.1 million, or 21.2% to $331.4 million in 2009 from $420.5 million in 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue and, in addition, the deferral of certain underwriting and policy issuance costs in 2009. Furthermore, we initiated certain cost reduction programs beginning in the fourth quarter of 2008, which are being reflected as a decrease in the expense ratio.

Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships by our independent agents sales force for which other expenses are incurred for bonuses and other compensation provided to the agents. Sales of association memberships by our independent agents sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income and other expense is consistent with the decline in earned premium.

Year Ended December 31, 2008 versus December 31, 2007

For 2008, the SEA Division reported operating income of $55.6 million compared to $150.4 million in 2007, a decrease of $94.8 million or 63.0%. The decrease in operating income is primarily attributable to a decrease in earned premium revenue of 11.1% and a decrease in investment and other income of 20.5%, which was slightly offset by a decrease in total expenses of 6.0%. Operating income as a percentage of earned premium revenue (i.e., operating margin) in 2008 was 4.9% compared to 11.7% in 2007.

Earned premium revenue was $1.1 billion in 2008 compared to $1.3 billion in 2007, a decrease of $141.8 million or 11.1%. This decrease is primarily attributable to a decrease in submitted annualized premium volume and a decrease in the average number of policies in force during the year. With respect to submitted annualized premium volume, we experienced a decrease of $224.1 million, or 33.0% in 2008 from $680.1 million in 2007 to $455.9 million in 2008. The decrease in earned premium revenue reflects an attrition rate that exceeds the pace of new sales. With respect to new sales, we were experiencing increased competition in the marketplace, as well as a decrease of approximately 31.6% in the average number of writing agents in our independent sales force. In addition, there was an increased focus, particularly in the first quarter of 2008, on our new Medicare products offered, which led to a decreased focus on our core health products in the SEA Division. We exited the Medicare Advantage marketplace on December 31, 2008 and our focus for 2009 returned to our core health products. With respect to the average number of polices in force during the year, the decrease is attributable to a decrease in new policies issued during 2008 compared to prior year and lower persistency on existing policies. Total policies in force decreased by 42,700 policies or 13.2% during the year to approximately 281,700 during 2008 as compared to approximately 324,400 during 2007.

The increase in the loss ratio reflects an ongoing gradual shift in product mix to our CareOne product suite and other PPO products, which are designed to provide a higher proportion of premium dollars as benefits. During the period, our sales efforts have been focused on new PPO type products, which, by design, have a higher loss ratio than our previous products that were largely per occurrence or scheduled benefit products. In addition, as previously disclosed, during 2007, we made various refinements to the claim liability estimates.

Underwriting, acquisition and insurance expenses decreased to $420.5 million in 2008 from $478.1 million in 2007, a decrease of $57.6 million or 12.0%. The decrease partially reflects the variable nature of certain expenses, including commission expenses and premium taxes, which are included in these amounts. Commission expenses and premium taxes generally vary in proportion to earned premium revenue. This decrease from 2007 also resulted from a $20.0 million expense associated with the settlement of the multi-state market conduct examination recognized in 2007 and an $8.0 million asset impairment charge in 2007 associated with two technology assets that we determined were no longer of value to us.

Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships by our independent agent sales force. Sales of association memberships by our independent agent sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income is consistent with the decline in earned premiums and new sales. Other expenses consist of amounts incurred for bonuses and other compensation provided to the agents, which are based on policy sales during the current year.

Insphere

During the second quarter of 2009, we formed Insphere, an authorized insurance agency which will serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies. For 2009, Insphere reported an operating loss of $11.9 million comprised primarily of start up costs.

Year Ended December 31, 2009

During 2009, Insphere completed marketing agreements with a number of life, health, long-term care and retirement insurance carriers, including, but not limited to, ING, Minnesota Life Insurance Company, John Hancock, United Healthcare’s Golden Rule Insurance Company and Aetna. In the fourth quarter of 2009, Insphere began marketing individual health insurance products for United Healthcare’s Golden Rule Insurance Company and Aetna.

Insphere serves as an insurance agency, which distributes insurance products underwritten by our insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated carriers. In addition to premiums revenue and underwriting profits on products written by our insurance subsidiaries, we also earned commission revenue generated from the distribution of third-party insurance products sold by Insphere agents. Commission revenue of $1.1 million during 2009 was not material to our overall revenue; however, we anticipate that such revenues will continue to grow. For the year ended December 2009, Insphere reported $13.0 million of expenses related to the creation and development of Insphere.

Corporate

Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sales, interest expense on corporate debt, the Company’s Student Loan business, general expense relating to corporate operations, variable stock-based compensation and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating income (loss) at Corporate for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating income (loss):
Investment income on equity	$10,519	$18,817	$39,538
Net investment impairment losses recognized in earnings	(4,504)	(25,957)	—
Realized gains, net	2,385	1,974	6,401
Interest expense on corporate debt	(31,566)	(41,696)	(43,609)
Expense on the early extinguishment of debt	—	—	(2,926)
Student loan operations	(14)	(8,173)	1,432
Variable stock-based compensation (expense) benefit	(858)	6,758	482
General corporate expenses and other	(49,298)	(58,657)	(31,140)

Operating loss	$(73,336)	$(106,934)	$(29,822)

Year Ended December 31, 2009 versus December 31, 2008

Corporate reported an operating loss in 2009 of $73.3 million compared to $106.9 million in 2008 for an overall decrease in operating expenses of $33.1 million. The decrease in operating expenses is primarily due to the following items:

•	Investment income on equity decreased by $8.8 million due to a reduction in the amount of assets available for investment in 2009 compared to 2008.

•	Realized gains, net increased by $411,000. The 2008 results include $8.5 million of losses realized in 2008 related to the Coinsurance Agreements entered into in connection with the Life Insurance Division, which was partially offset by the realization of $5.5 million of contingent consideration associated with the sale of our former Student Insurance Division.

•	Net investment impairment losses recognized in earnings decreased by $21.5 million as we recognized impairment losses on other-than-temporary impairments of $4.5 million in 2009 on four securities compared to $26.0 million on eight securities during 2008. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 4 of Notes to Consolidated Financial Statements for additional information).

•	Interest expense on corporate debt decreased by $10.1 million from $41.7 million in 2008 to $31.6 million in 2009 due to a lower interest rate environment in 2009 compared to 2008. Additionally, the 2008 results include $3.1 million of interest expense associated with the use of cash transferred to Wilton during the period from the Coinsurance Effective Date (July 1, 2008) to the Closing Date (September 30, 2008).

•	We maintain, for the benefit of our independent agents, various stock-based compensation plans. In connection with these plans, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. Variable stock-based compensation increased by $7.6 million as a result of the $0.75 increase in share price during 2009 compared to a decrease in the share price of $16.00 in 2008.

•	General corporate expenses and other decreased by $9.3 million from prior year. The 2008 results included $6.5 million of costs primarily attributable to broker, consulting, legal and transaction fees related to the Life Insurance Division transaction in 2008 and employee termination costs of $19.2 million associated with the departure of several executives. The 2009 results reflect costs in the amount of $14.0 million related to strategic opportunities presented by the launch of Insphere and employee termination costs as the Company continues to align the workforce to current business levels.

Year Ended December 31, 2008 versus December 31, 2007

The Corporate segment reported an operating loss in 2008 of $106.9 million compared to $29.8 million in 2007 for an overall increase in operating expenses of $77.1 million. The increase in operating expenses is primarily due to the following items:

•	Investment income on equity decreased by $20.7 million primarily due to a decrease in income on our equity investments, a decrease in the average fixed maturities balance and a decrease in the short-term rates from prior year.

•	Realized gains, net decreased by $4.4 million due to $8.5 million of losses realized in 2008 related to the Coinsurance Agreements entered into in connection with the Life Insurance Division, which was partially offset by the realization of $5.5 million of contingent consideration associated with the sale of our former Student Insurance Division.

•	Net investment impairment losses recognized in earnings was $26.0 million as we recognized impairment losses on other-than-temporary impairments in 2008 on eight securities. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 4 of Notes to Consolidated Financial Statements for additional information).

•	Interest expense on corporate debt decreased by $1.9 million from $43.6 million in 2007 to $41.7 million in 2008. The decrease is due to a lower outstanding principal balance in 2008 on corporate debt reflecting a $75.0 million principal payment made in 2007. However, we incurred additional interest expense of $3.1 million during 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date of the Life Insurance Division transaction (July 1, 2008) to the actual Closing Date (September 30, 2008).

•	We maintain, for the benefit of our independent agents a stock-based compensation plan. In connection with the plan, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. We recorded a variable stock-based compensation benefit of $6.8 million for 2008 as compared with a $482,000 benefit in 2007. The 2008 benefit is primarily a reflection of a 46% decrease in the value of our share price on December 31, 2008 as compared to December 31, 2007.

•	General corporate expenses increased by$27.5 million from $31.1 million during 2007 to $58.7 million during 2008. The increase is primarily due to $19.2 million of employee termination costs incurred during 2008 associated with the departure of several corporate executives, as well as additional employee termination costs associated with the strategic reduction of our workforce implemented on November 18, 2008. Additional expenses included in general corporate expenses for 2008 include $6.5 million of broker, legal and transaction fees related to the Life Insurance Division transaction.

Disposed Operations

Our Disposed Operations segment includes our former Life Insurance Division, our former Star HRG Division, our former Student Insurance Division, our former Medicare Division and our former Other Insurance Division.

The table below sets forth income (loss) from continuing operations for our Disposed Operations for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$(2,488)	$(23,399)	$2,550
Student Insurance Division	39	(359)	192
Star HRG Insurance Division	128	118	199
Medicare Insurance Division	(4,564)	(14,858)	(12,424)
Other Insurance Division	3,863	4,418	7,909

Total Disposed Operations	$(3,022)	$(34,080)	$(1,574)

Life Insurance Division

Year Ended December 31, 2009 versus December 31, 2008

Our Life Insurance Division reported an operating loss in 2009 of $2.5 million compared to $23.4 million in 2008. The decrease in our operating loss from 2008 reflects expenses incurred as a result of our decision to exit this business in 2008, as discussed below.

Year Ended December 31, 2008 versus December 31, 2007

During 2008, we exited the Life Insurance Division business, and, effective July 1, 2008, we ceded substantially all of the insurance policies associated with our former Life Insurance Division. As such, the results of operations for 2008 are not comparable to results of operations for 2007.

The Life Insurance Division reported an operating loss in 2008 of $23.4 million compared to operating income of $2.6 million in 2007. The loss reported in 2008 reflects expenses incurred as a result of our decision to exit this business in 2008 which costs are comprised of a $13.0 million impairment charge on deferred acquisition costs based upon the consideration expected to be received in connection with the coinsurance arrangement, $6.5 million in investment banker fees and legal fees, $4.1 million related to employee severance and $2.3 million related to facility lease termination costs. Also contributing to our operating loss in 2008 was the strengthening of our future policy and contract benefit reserves of $3.9 million incurred in the first half of 2008 for certain interest sensitive whole life products.

Student Insurance Division

Our Student Insurance Division, which offered tailored health insurance programs that generally provided single school year coverage to individual students at colleges and universities, reported operating income (losses) of $39,000, ($359,000) and $192,000 in the years ended 2009, 2008 and 2007, respectively. We have experienced very little activity in our Student Insurance Division since the sale on December 1, 2006.

Star HRG Division

Our former Star HRG Division, which designed, marketed and administered limited benefit health insurance plans for entry level, high turnover and hourly employees, reported operating income of $128,000, $118,000 and $199,000 in the years ended 2009, 2008 and 2007, respectively. We have experienced very little activity in our Star HRG Division since the sale on July 11, 2006.

Medicare Division

In 2007, we expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, we determined we would not continue to participate in the Medicare business after the 2008 plan year. As such, the results of operations for 2009 are not comparable to the results of operations for 2008.

Set forth below is certain summary financial and operating data for the Medicare Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues:
Earned premium revenue	$1,103	$96,369	$—
Investment income	136	356	—

Total revenues	1,239	96,725	—
Benefits and expenses:
Benefits, claims and settlement expenses	5,707	80,305	—
Underwriting, acquisition and insurance expenses	96	31,278	12,424

Total expenses	5,803	111,583	12,424

Operating loss	$(4,564)	$(14,858)	$(12,424)

Year Ended December 31, 2009

During early 2009, we experienced a higher than expected claim volume, as well as the submission of several large claims relating to the 2008 calendar year. As a result, we amended the completion factors used to calculate our reserves, and increased the overall projected lifetime loss ratio. As a result of our continued refinements of the completion factors throughout 2009, we increased the overall projected lifetime loss ratio from 83.3% as of December 31, 2008 to 88.2% as of December 31, 2009. At December 31, 2009, we have a remaining claims reserve of approximately $3.3 million.

Year Ended December 31, 2008

The Medicare Division produced $96.4 million in earned premium in 2008 on 118,961 member months. The Company had approximately 9,975 enrolled members as of December 31, 2008. Benefit expenses for 2008 of $80.3 million resulted in a loss ratio of 83.3%.

Underwriting, acquisition and insurance expenses of $31.3 million for 2008 include commissions, marketing costs, and all administrative and operating costs. In connection with our exit from the Medicare market, we incurred employee termination costs of $2.8 million and asset impairment charges of $1.1 million, which were recorded in “Underwriting, acquisition and insurance expenses” on the consolidated statement of income (loss). The asset impairment charges were primarily related to certain Medicare specific technology projects in development. Additionally, during 2008, we recognized a $4.9 million expense, recorded in “Underwriting, acquisition and insurance expenses,” associated with a minimum volume guarantee fee related to a contract with a third party administrator. This minimum volume guarantee fee was based on a minimum number of member months for the three year term of the contract covering calendar years 2008 through 2010.

Other Insurance

Our Other Insurance Division consisted of ZON-Re, an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment, accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re. The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of our membership interest in ZON-Re resulted in a total pre-tax loss of $489,000. We will continue to reflect the existing insurance business on our financial statements to final termination of substantially all liabilities.

Set forth below is certain summary financial and operating data for the Other Insurance Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues:
Earned premium revenue	$5,515	$27,131	$29,995
Investment income	1,827	1,819	1,599
Other income	552	255	272

Total revenues	7,894	29,205	31,866
Expenses:
Benefits, claims and settlement expenses	(808)	14,228	12,643
Underwriting, acquisition and insurance expenses	4,839	10,559	11,314

Total expenses	4,031	24,787	23,957

Operating income	$3,863	$4,418	$7,909

Year Ended December 31, 2009 versus December 31, 2008

In 2009, Other Insurance generated operating income of $3.9 on revenue of $7.9 million, compared to $4.4 million on revenue of $29.2 million for 2008. The overall decrease in operating income from the prior year is due to our exit from this line of business during the second quarter of 2009.

During 2009, we recognized positive experience related to benefits expense as a result of favorable claims experience on the policies maturing during the period, for which we have not renewed. Benefit expenses for 2008 include a large catastrophic claim on reinsured excess loss business in the amount of $1.9 million and a $900,000 loss on quota share disability business, which was partially offset by favorable claim experience during 2008. Underwriting, acquisition and insurance expenses were $4.8 million during 2009 compared to $10.6 million in 2008. The decrease in expenses during 2009 reflects our exit from this line of business during the second quarter of 2009.

Year Ended December 31, 2008 versus December 31, 2007

In 2008, Other Insurance generated operating income of $4.4 million compared to $7.9 million in 2007, a decrease of $3.5 million or 44.3%. The results for 2008 reflect adverse claim experience, in particular the impact of a large catastrophic claim on reinsured excess loss business in the amount of $2.3 million. The decrease in underwriting, acquisition and insurance expenses for the current year includes a decrease in the incentive compensation plan tied to the current period profitability and a decrease in litigation expenses compared to the prior year periods.

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

Liquidity and Capital Resources

We regularly monitor our liquidity position, including cash levels, principal investment commitments, interest and principal payments on debt, capital expenditures and compliance with regulatory requirements. We maintain liquidity at two levels: our insurance subsidiaries and our holding company.

Our regulated domestic insurance subsidiaries generate significant cash flows from operations. Liquidity requirements at the insurance subsidiaries generally consist of claim and benefit payments to policyholders and operating expenses, primarily for employee compensation and benefits. The Company meets such requirements by maintaining appropriate levels of cash, cash equivalents and short-term investments, using cash flows from operating activities and selling investments. After considering expected cash flows from operating activities, we generally invest cash at our regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made after consideration of return objectives, regulatory limitations, tax implications and risk tolerances. Cash in excess of the capital needs of our domestic regulated insurance entities is paid to their non-regulated parent company, typically in the form of dividends, when and as permitted by applicable regulations.

The holding company generates cash flows primarily through dividends from its subsidiaries. Cash flows generated from dividends and through the issuance of long-term debt, further strengthen our operating and financial flexibility. Liquidity requirements at the holding company level generally consist of servicing debt, funding the start up costs of Insphere, reinvestments in our businesses through the expansion of our products and services and the repurchase of shares of our common stock.

Consolidated Cash Flows

Historically, our primary source of cash on a consolidated basis has been premium revenue from policies issued. The primary uses of cash on a consolidated basis have been for the payment for benefits, claims and commissions under those policies, as well as operating expenses, primarily employee compensation and benefits.

	For the Year Ended December 31,
	2009	2008	2007

Cash Provided By (Used In):
Operating activities:
Net income (loss)	$17,724	$(53,455)	$70,159
Non-cash charges	68,169	32,990	56,906
Other operating activities	(100,445)	(199,095)	(48,257)

Net cash provided by (used in) operating activities	(14,552)	(219,560)	78,808
Investing activities	(49,638)	364,446	322,989
Financing activities	(18,743)	(58,856)	(420,244)

Net change in cash and cash equivalents	(82,933)	86,030	(18,447)
Cash and cash equivalents at beginning of period	100,339	14,309	32,756

Cash and cash equivalents at end of period	$17,406	$100,339	$14,309

Operating Activities

Cash flows generated from operating activities are principally from net income, net of depreciation and amortization and other non-cash expenses. During 2009 and 2008, cash flows used in operating activities were $14.6 million and $219.6 million, respectively, compared to cash flows provided by operating activities of $78.8 million in 2007.

Investing Activities

Cash flows from investing activities primarily consist of net investment purchases or sales and net purchases of property and equipment, which includes capitalized software. During 2009, we had cash flows used in investing activities of $49.6 million compared to cash flows provided by investing activities of $364.4 million in 2008 and $323.0 million in 2007. In 2009 and 2008, we had net purchases of short-term and other investments of $161.3 million and $76.0 million, respectively, which were partially offset by net sales of available for sale securities of $111.8 million and $439.4 million, respectively. During 2007, we had net sales of short-term and other investments of $261.0 million and net sales of available for sale securities of $74.7 million.

Financing Activities

Cash flows used in financing activities primarily consist of repurchases of treasury stock, repayment of the student loan credit facility and dividends to shareholders. Cash flows provided by financing activities primarily consist of proceeds from shares issued to agent plans. During 2009, we had cash flows used in financing activities of $18.7 million compared to $58.9 million in 2008 and $420.2 million in 2007. In 2009 and 2008, cash flows used in financing activities were primarily related to the purchase of treasury stock for $21.2 million and $58.1 million, respectively. In 2007, our use of cash flows for financing activities were related to the purchase of treasury stock of $41.5 million, the repayment of notes payable of $75.0 million and the payment of dividends to shareholders of $317.0 million. The Company purchases stock primarily from current and former participants in the agent stock accumulation plan.

Holding Company

HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC (collectively referred to as the “holding company”). The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated domestic insurance subsidiaries.

At December 31, 2009, 2008 and 2007, the aggregate cash and cash equivalents and short-term investments held at HealthMarkets, Inc. and HealthMarkets, LLC was $242.2 million, $232.1 million and $42.5 million, respectively. Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc. and HealthMarkets, LLC for each of the three most recent years:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash and cash equivalents and short-term investments on hand at beginning of year	$232,123	$42,505	$311,481
Sources of cash:
Dividends from domestic insurance subsidiaries	71,800	249,600	171,200
Dividends from offshore insurance subsidiaries	480	3,500	5,040
Dividends from non-insurance subsidiaries	2,000	30,058	—
Proceeds from other financing activities	11,468	18,301	54,185
Proceeds from stock option activities	—	335	1,164
Net tax treaty payments from subsidiaries	26,669	19,328	36,029
Net investment activities	4,579	8,665	—

Total sources of cash	116,996	329,787	267,618

Uses of cash:
Cash to operations	(37,472)	(38,585)	(26,508)
Contributions/investment in subsidiaries	(120)	(6,654)	(15,484)
Interest on debt	(25,143)	(30,289)	(36,911)
Repayment of debt	—	—	(75,000)
Financing activities	(23,152)	(6,587)	(3,800)
Dividends paid to shareholders	—	—	(316,996)
Purchases of HealthMarkets common stock	(21,067)	(58,054)	(41,535)
Net investment activities	—	—	(20,360)

Total uses of cash	(106,954)	(140,169)	(536,594)

Cash and cash equivalents on hand at end of year	$242,165	$232,123	$42,505

Cash and cash equivalents and short-term investments at HealthMarkets, Inc.	$24,394	$30,748	$17,175
Cash and cash equivalents and short-term investments at HealthMarkets, LLC.	217,771	201,375	25,330

Cash and cash equivalents and short-term investments on hand at end of year	$242,165	$232,123	$42,505

Sources of Cash and Liquidity

•	During 2009, 2008 and 2007, the holding company received an aggregate of $74.3 million, $283.2 million and $176.2 million, respectively, in cash dividends from our subsidiaries.

•	In 2009, 2008 and 2007, the holding company received $11.5 million, $18.3 million and $54.2 million, respectively, in proceeds from other financing activities largely consisting of $11.1 million, $14.8 million and $50.4 million, respectively, in proceeds from subsidiaries to acquire shares in the agent stock plans. The 2007 activity was unusually greater than 2009 and 2008 in large part due to a $27.9 million reinvestment of the special cash dividend in May 2007.

Uses of Cash and Liquidity

•	During 2009, 2008 and 2007, the holding company paid $21.2 million, $58.1 million and $41.5 million, respectively, to repurchase shares of its common stock from former officers and former and current participants of the agent stock plans.

•	In 2009, 2008 and 2007, the holding company paid $25.1 million, $30.3 million and $36.9 million, respectively in interest on outstanding debt.

•	During 2009, the holding company used $23.1 million in financing activities of which approximately $19.5 million was used to fund Insphere costs.

•	During 2007, the holding company made a voluntary principal prepayment of $75.0 million on the term loan.

•	During 2007, the holding company paid a special cash dividend of $317.0 million.

2010 Dividend to Shareholders

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $120.3 million.

Regulatory Requirements

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

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2009:

	Minimum	Actual
	(In millions)

Mega	$29.9	$239.1
Mid-West	11.1	77.8
Chesapeake	8.0	42.2
HealthMarkets Insurance	8.6	8.8

Total	$57.6	$367.9

At December 31, 2009, the risk-based capital ratio of each of our insurance subsidiaries exceeds the ratio for which regulatory corrective action would be required.

Dividend Restrictions

We conduct a significant portion of our business through our insurance subsidiaries, which are subject to regulations and standards established by their respective states of domicile. Most of these regulations and standards conform to those established by the NAIC. These standards require our insurance subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent company. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus (see Regulatory Requirements discussion above).

Our domestic insurance companies paid dividends of $68.8 million, $249.6 million (including the $110.0 million extraordinary dividend) and $171.2 million (including the $100.0 million extraordinary dividend), respectively, to HealthMarkets, LLC in 2009, 2008 and 2007.

During 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $97.9 million. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries significantly in excess of minimum requirements.

Contractual Obligations and Off Balance Sheet Arrangements

The following table sets forth additional information with respect to our outstanding debt:

		December 31,
	Maturity Date	2009	2008

2006 credit agreement:
Term loan	2012	$362,500	$362,500
$75 million revolver		—	—
Trust preferred securities:
UICI Capital Trust I	2034	15,470	15,470
HealthMarkets Capital Trust I	2036	51,550	51,550
HealthMarkets Capital Trust II	2036	51,550	51,550

Total		$481,070	$481,070
Student Loan Credit Facility		77,350	86,050

Total		$558,420	$567,120

In April 2006, we borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes (see Note 9 of Notes to Consolidated Financial Statements).

Grapevine Finance LLC, a non-consolidated qualifying special purpose entity issued $72.4 million of senior secured notes to an institutional purchaser which mature July 2015 (see Note 11 of Notes to Consolidated Financial Statements).

We maintain a line of credit in excess of anticipated liquidity requirements. As of December 31, 2009, HealthMarkets had a $75.0 million unused line of credit, of which $65.8 million was available to us. The unavailable balance of $9.2 million relates to letters of credit outstanding related to our former Other Insurance operations.

Set forth below is a summary of our consolidated contractual obligations at December 31, 2009:

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Corporate debt	$481,070	$—	$362,500	$—	$118,570
Student Loan Credit Facility	77,350	12,550	22,150	16,850	25,800
Future policy benefits(1)	462,217	30,787	45,308	41,842	344,280
Claim liabilities(1)	339,755	274,402	62,629	1,866	858
Student loan commitments(2)	2,988	761	1,242	680	305
Goldman Sachs Real Estate Partners, L.P.	4,400	—	4,400	—	—
Blackstone Strategic Alliance Fund L.P.	3,200	3,200	—	—	—
Operating lease obligations	9,678	4,116	4,988	574	—

Total	$1,380,658	$325,816	$503,217	$61,812	$489,813

(1)	In connection with the sales our former Life Insurance Division, our former Star HRG Division and our former Student Insurance Division, we entered into coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future benefits associated with such businesses (see Note 6 of Notes to Consolidated Financial Statements for additional information with respect to these coinsurance arrangements).

(2)	The Company has outstanding commitments to fund student loans through 2026 for an aggregate amount of $116.9 million. However, based upon utilization rates and policy lapse rates, the Company only expects to fund $3.0 million. In accordance with the terms of the Coinsurance Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million (see Notes 5 and 18 of Notes to Consolidated Financial Statements for additional information with respect to student loans).

Critical Accounting Policies and Estimates

Our discussion and analysis of the consolidated financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to health and life insurance claims, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. We base our estimates on historical experience, as well as various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, which are discussed in more detail below:

•	the valuations of certain assets and liabilities require fair value estimates;

•	allowance for doubtful accounts;

•	the amount of policy liabilities expected to be paid in future periods;

•	the realization of deferred acquisition costs;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	stock-based compensation plan forfeitures;

•	the realization of deferred taxes;

•	reserves for contingencies, including reserves for losses in connection with unresolved legal and regulatory matters; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Fair Value Measurements

We account for our investments and certain other assets and liabilities recorded at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which requires us to categorize such assets and liabilities into a three-level hierarchy. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given recent volatile market conditions, as the ability to value assets can be significantly impacted by a decrease in market activity. We evaluate the various types of securities in our investment portfolio to determine the appropriate level in the fair value hierarchy based upon trading activity and the observability of market inputs. We employ control processes to validate the reasonableness of the fair value estimates of our assets and liabilities, including those estimates based on prices and quotes obtained from independent third party sources. Our procedures generally include, but are not limited to, initial and ongoing evaluation of methodologies used by independent third parties and monthly analytical reviews of the prices against current pricing trends and statistics.

Where possible, we utilize quoted market prices to measure fair value. For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, we determine fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy. Generally, we obtain a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

If quoted market prices and independent third party valuation information are unavailable, we produce an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. On occasions when pricing service data is unavailable, we may rely on bid/ask spreads from dealers in determining the fair value. When dealer quotations are used to assist in establishing the fair value, we generally obtain one quote per instrument. The quotes obtained from dealers or brokers are generally non-binding. When dealer quotations are used, we use the mid-mark as fair value. When broker or dealer quotations are used for valuation or price verification, greater priority is given to executable quotes. As part of the price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments.

To the extent we determine that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, or if we do not think the quote is reflective of the market value for the investment, we will internally develop a fair value using this observable market information and disclose the occurrence of this circumstance.

Beginning in 2008, we determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, we learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, we developed a fair value for the investment. We continued to fair value this debt obligation as such during 2009.

Investments

We have classified our investments in securities with fixed maturities as either “available for sale” or “trading.” Fixed maturities classified as available for sale and equity securities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Trading investments have been recorded at fair value, and investment gains and losses are reflected in “Realized gains, net” on the consolidated statements of income (loss).

Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, we assess whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of its remaining amortized cost basis, we determine the amount of the impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the statement of income (loss). OTTI losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on our net income (loss).

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

Upon our adoption of FSP SFAS No. 115-2 in the second quarter of 2009, which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”), we recorded a cumulative-effect adjustment for debt securities held at adoption for which an OTTI had been previously recognized. We recognized such tax-effected cumulative effect of initially applying this guidance as an adjustment to “Retained earnings” for $1.0 million, net of tax, with a corresponding adjustment to “Accumulated other comprehensive income.”

Investment in a Non-Consolidated Subsidiary

On August 3, 2006, Grapevine was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, the Company distributed and assigned to Grapevine the $150.8 million promissory note (“CIGNA Note”) and related Guaranty Agreement issued by Connecticut General Corporation in the Star HRG sale transaction (see Note 11 of Notes to Consolidated Financial Statements). On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes to an institutional purchaser collateralized by Grapevine’s assets including the CIGNA Note. The net proceeds from the senior secured notes were distributed to HealthMarkets, LLC.

Grapevine is a non-consolidated qualifying special purpose entity and, as such, HealthMarkets does not consolidate the financial results of Grapevine. Instead, we account for our residual interest in Grapevine as an investment in fixed maturity securities. We measure the fair value of our residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed yield observed on a comparable CIGNA bond.

In January 2010, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16), which provides amendments to ASC 860. ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a QSPE and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. This guidance is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.

Acquisition Costs

Deferred Acquisition Costs

We incur various costs in connection with the origination and initial issuance of our health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). We defer those costs that vary with production, generally commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and we amortize the deferred expense over the period as premium is earned.

The calculation of DAC requires us to use estimates based on actuarial valuation techniques. We review our actuarial assumptions and deferrable acquisition costs each year and, when necessary, we revise such assumptions to more closely reflect recent experience. For policies in force, we evaluate DAC to determine whether such costs are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

2009 Change in Estimates

Prior to January 1, 2009, our basis for the amortization period on deferred lead costs and the portion of DAC associated with excess commissions paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, we refined our estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over five years, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of our insurance policies. Policies issued before January 1, 2009 will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.

Additionally, prior to January 1, 2009, certain other underwriting and policy issuance costs, which we determined to be more fixed than variable, were expensed as incurred. Effective January 1, 2009, we determined that, due to changes in both our products and our underwriting procedures performed, certain of these costs have become more variable than fixed in nature. As such, we began deferring such costs over the expected premium paying period of the policy, which approximates five years.

These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $12.8 million for 2009.

Goodwill and Other Identifiable Intangible Asset

We account for goodwill and other intangibles in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), which requires that goodwill and other intangible assets be tested for impairment at least annually or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Consistent with prior years, we use assumptions and estimates in our valuation, and actual results could differ from those estimates. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Management makes assumptions regarding the useful lives assigned to intangible assets. We currently amortize intangible assets with estimable useful lives over a period ranging from five to twenty-five years, however, management may revise amortization periods if they believe there has been a change in the length of time that an intangible asset will continue to have value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating amortization for these assets.

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, a claim liability estimate is determined which is expected to be adequate under reasonably likely circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements

The majority of the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

For the majority of health insurance products offered through the SEA Division, the Company establishes the claims liability using the original incurred date. Under the original incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service.

Beginning in 2008, the SEA Division began using date of service to establish the claim liability for new contracts introduced or updated in or after 2008.

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

The Company believes that its recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. The Company uses its own experience as appropriate and relies on industry loss experience as necessary in areas where the Company’s data is limited. Our estimate of claim liabilities represents management’s best estimate of the Company’s liability as of December 31, 2009.

The completion factors and loss ratio estimates in the most recent incurred months are the most significant factors affecting the estimate of the claim liability. The Company believes that the greatest potential for variability from estimated results is likely to occur at its SEA Division. The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2009 unpaid claim liability for the SEA Division. The scenarios selected are reasonable based on the Company’s past experience, however future results may differ.

Completion Factor(a)		Loss Ratio Estimate(b)
	Increase (Decrease)		Increase (Decrease)
Increase (Decrease)	in Estimated Claim	Increase (Decrease)	in Estimated Claim
in Factor	Liability	in Ratio	Liability
	(In thousands)		(In thousands)

0.015	$(25,403)	6	$24,762
0.010	(17,808)	3	12,381
0.005	(9,380)	(3)	(12,381)
(0.005)	9,626	(6)	(24,762)
(0.010)	19,357	(9)	(37,143)
(0.015)	29,194	(12)	(49,524)

(a)	Impact due to change in completion factors for incurred months prior to the most recent five months.

(b)	Impact due to change in estimated loss ratio for the most recent five months.

Changes in SEA Claim Liability Estimates

The SEA Division reported particularly favorable experience development on claims incurred in prior years in the reported values of subsequent years (see Note 8 of Notes to Consolidated Financial Statements for discussion of claims liability development experience). A significant portion of the favorable experience development was attributable to the recognition of the patterns used in establishing the completion factors that were no longer reflective of the expected future patterns that underlie the claim liability. In response to evaluating these results, the Company has recognized the nature of its business is constantly changing. As such, HealthMarkets has refined its estimates and assumptions used in calculating the claim liability estimate to regularly accommodate the changing patterns immediately as they emerge.

The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment. During the fourth quarter of 2009, based on a review of its claims processing for state mandated benefits (which review is expected to be completed by the first half of 2011), the Company refined its claim liability estimate related to state mandated benefits. Based on this review of submitted charges for state mandated benefits, the Company recorded a claim liability estimate of $23.9 million.

No additional refinements to the claim liability estimation techniques were found to be necessary during 2008 over and above the regular update of the completion factors, the impact of which was included in the benefit expense.

During 2007, the Company made the following refinements to its claim liability estimate.

•	The claim liability was reduced by $12.3 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to deviation.

•	A reduction in the claim liability of $11.2 million was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more recent claims payment experience.

•	The Company made certain refinements to reduce its estimate of the claim liability for the ACE rider totaling $10.9 million. These refinements were attributable to updates of the completion factors used in estimating the claim liability for the ACE rider, reflecting an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products.

Accounting for Agent Stock Accumulation Plans

Historically, we have sponsored a series of stock accumulation plans (the “Agent Plans”) established for the benefit of our independent insurance agents and independent sales representatives. Unvested benefits under the Agent Plans vest in January of each year. We have established a liability for future unvested benefits under the Agent Plans, and we adjust such liability based on the fair value of our common stock. As such, we have experienced, and will continue to experience, unpredictable stock-based compensation charges, depending upon fluctuations in the fair value of HealthMarkets Class A-2 common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in our operations (see discussion above under the caption “Variable Stock-Based Compensation” and Note 14 of Notes to Consolidated Financial Statements). In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, the Agent Plans were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”).

Deferred Taxes

We record deferred tax assets to reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

We establish a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that all or some portion of the deferred tax asset will not be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the continued need for a recorded valuation allowance. Establishing or increasing the valuation allowance would result in a charge to income in the period such determination was made. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Loss Contingencies

We are subject to proceedings and lawsuits related to insurance claims, regulatory issues, and other matters (see Note 18 of Notes to Consolidated Financial Statements). We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Risk Management

HealthMarkets encounters risk in the normal course of business, and therefore, we have designed risk management processes to help manage such risks. The Company is subject to varying degrees of market risks, inflation risk, operational risks and liquidity risks (see “Liquidity and Capital Resources” discussion above) and monitors these risks on a consolidated basis.

Market Risks

Our assets and liabilities, including financial instruments, are subject to the risk of potential loss arising from adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. “Near term” is defined as a period of time going forward up to one year from the date of the consolidated financial statements.

In this sensitivity analysis model, we use fair values to measure its potential loss. The primary market risk to our market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. For invested assets, duration modeling is used to calculate changes in fair values. Duration on invested assets is adjusted to call, put and interest rate reset features.

The sensitivity analysis model increases the loss in fair value of market sensitive instruments by $29.3 million based on a 100 basis point increase in interest rates as of December 31, 2009. This loss value only reflects the impact of an interest rate increase on the fair value of our financial instruments.

We use interest rate swaps as part of our risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with $200.0 million of the $362.5 million term loan debt. Approximately $229.5 million of our remaining outstanding debt at December 31, 2009, was exposed to the fluctuation of the three-month London Inter-bank Offer Rate (LIBOR). The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), our interest expense would change by approximately $2.3 million.

Our Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals and from our in-house investment management team. The internal investment management team monitors the performance of the external managers as well as directly managing approximately 77% of the investment assets. During December 2009, the remaining external manager was terminated effective February 2010 and 100% of invested assets will be managed by the in-house investment management team.

Investments are selected based upon the parameters established in the Company’s investment policies. Emphasis is given to the selection of high quality, liquid securities that provide current investment returns. Maturities or liquidity characteristics of the securities are managed by continually structuring the duration of the investment portfolio to be consistent with the duration of the policy liabilities. Consistent with regulatory requirements and internal guidelines, we invest in a range of assets, but limit our investments in certain classes of assets, and limit our exposure to certain industries and to single issuers.

Fixed maturity securities represented 66.5% and 78.3% of our total investments at December 31, 2009 and 2008, respectively. At December 31, 2009, fixed maturity securities consisted of the following:

	December 31, 2009
		% of Total
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)

U.S. and U.S. Government agencies	$49,790	6.6%
Corporate bonds and municipals	518,014	68.5%
Mortgage-backed securities issued by U.S. Government agencies and authorities	114,608	15.2%
Other mortgage and asset backed securities	68,601	9.1%
Other	5,167	0.6%

Total fixed maturity securities	$756,180	100.0%

Corporate bonds, included in the fixed maturity portfolio, consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2009, the largest concentration in any one investment grade corporate bond was $93.5 million, which represented 8.4% of total invested assets. This security was received as payment on the sale of our Student Insurance Division. To limit its credit risk, we have taken out $75.0 million of credit default insurance on this bond, reducing our default exposure to $18.5 million, or 1.7% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.8 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than

10%. Additionally, due primarily to long standing conservative investment guidelines, our direct exposure to sub prime investments and auction rate securities is 2.1% of investments.

Included in the fixed maturity portfolio are mortgage-backed securities, including collateralized mortgage obligations, mortgage-backed pass-through certificates and commercial mortgage-backed securities. To limit our credit risk, we invest in mortgage-backed securities that are rated investment grade by the public rating agencies. Our mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, such as planned amortization classes and sequential classes. We seek to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. We have less than 1% of our investment portfolio invested in the more volatile tranches.

A quality distribution for fixed maturity securities at December 31, 2009 is set forth below:

	December 31, 2009
		% of Total
	Carrying	Carrying
Rating	Value	Value
	(Dollars in thousands)

U.S. Government and AAA	$309,232	40.9%
AA	105,887	14.0%
A	241,796	32.0%
BBB	83,320	11.0%
Less than BBB	15,945	2.1%

	$756,180	100.0%

We regularly monitor our investment portfolio to attempt to minimize our concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of our aggregate investment portfolio at December 31, 2009 and 2008, excluding investments in U.S. Government securities:

	December 31,
	2009		2008
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
		(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$93,531	8.2%	$87,466	8.5%
Exelon	14,828	1.3%	—	—
Issuer — Short-term investments:
Fidelity Institutional Cash Money Market Fund	$205,117	18.0%	$—	—
Fidelity Institutional Tax-Exempt Fund	87,663	7.7%	—	—
Fidelity Institutional Money Market Fund(2)	42,207	3.7%	123,793	12.0%
SEI Government Fund(2)			24,143	2.3%
Merrill Lynch Government Fund(2)			27,594	2.7%

(1)	Represents security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006. To reduce our credit risk, we have taken out $75.0 million of credit default insurance on this security, reducing our default exposure to $19.8 million.

(2)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities issued by governments and their agencies.

During 2009, the Company recognized $4.5 million of other than temporary impairment losses on fixed maturity securities and other invested assets. For the year ended December 31, 2009, the Company had gross unrealized losses in our investments of $8.3 million. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other than temporary impairments may be recorded in future periods.

Inflation Risk

Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under basic hospital medical insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under catastrophic hospital expense plans and preferred provider contracts, covered expenses are generally limited only by a maximum lifetime benefit and a maximum lifetime benefit per accident or sickness. Therefore, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense and preferred provider plans as compared to claims under basic hospital medical coverage. As a result, trends in healthcare costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice and subject to regulatory approval in some cases.

The annuity and universal life-type policies issued directly and assumed by HealthMarkets are significantly impacted by inflation. Interest rates affect the amount of interest that existing policyholders expect to have credited to their policies. However, we believe that our annuity and universal life-type policies are generally competitive with those offered by other insurance companies of similar size, and the investment portfolio is managed to minimize the effects of inflation.

Operational Risks

Operational risk is inherent in our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance with regulatory requirements. We maintain a framework, including policies and a system of internal controls designed to monitor and manage operational risk, and provide management with timely and accurate information.

Privacy Initiatives

The business of insurance is primarily regulated by the states and is affected by a range of legislative developments at both the state and federal levels. Recently-adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the financial condition and results of operations. See Item 1. Business — Regulatory and Legislative Matters.

Recently Issued Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 2 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The Company held a Special Meeting of Stockholders on December 1, 2009. As of October 30, 2009, the record date for the meeting, 31,026,166 shares of common stock were issued and 29,342,895 shares of common stock were outstanding, consisting of 26,772,435 shares of Class A-1 common stock and 2,570,460 shares of Class A-2 common stock.

The only matter submitted to the stockholders was the approval of the Second Amended and Restated HealthMarkets, Inc. 2006 Management Option Plan (the “2006 Plan”) in order to: (i) increase the number of shares of the Company’s Class A-1 common stock issuable under the 2006 Plan, the number of shares issuable to any individual participant in any year and the number of shares that may be granted as incentive stock options, in each case by 1,350,000, from 3,239,741 to 4,589,741, and (ii) permit the grant of restricted shares of Class A-1 Common Stock and restricted stock units denominated in shares of Class A-1 common stock.

The results of the voting for the proposal to amend the 2006 Plan were as follows:

For	Against	Abstain

26,759,314	0	0

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Company’s Information Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. The Code is available free of charge on our website at www.healthmarketsinc.com and in print to any stockholder who sends a request for a paper copy to: Corporate Secretary, HealthMarkets, Inc., 9151 Boulevard 26, North Richland Hills, Texas 76180. We intend to include on our website any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.	Executive Compensation

See the Company’s Information Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note 17 of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2010 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

Date: March 17, 2010

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP J. HILDEBRAND* Phillip J. Hildebrand	President, Chief Executive Officer and Director	March 17, 2010

/s/ STEVEN P. ERWIN* Steven P. Erwin	Executive Vice President and Chief Financial Officer	March 17, 2010

/s/ CONNIE PALACIOS* Connie Palacios	Vice President, Controller and Principal Accounting Officer	March 17, 2010

/s/ CHINH E. CHU* Chinh E. Chu	Chairman of the Board	March 17, 2010

/s/ JASON GIORDANO* Jason Giordano	Director	March 17, 2010

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	March 17, 2010

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 17, 2010

/s/ DAVID MCVEIGH* David McVeigh	Director	March 17, 2010

/s/ SUMIT RAJPAL* Sumit Rajpal	Director	March 17, 2010

/s/ STEVEN J. SHULMAN* Steven J. Shulman	Director	March 17, 2010

/s/ RYAN M. SPROTT* Ryan M. Sprott	Director	March 17, 2010

*By: /s/ STEVEN P. ERWIN Steven P. Erwin (Attorney-in-fact)	Attorney-in-fact	March 17, 2010

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FOR THE YEAR ENDED DECEMBER 31, 2009

HEALTHMARKETS, INC.

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
HealthMarkets, Inc.:

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), consolidated statements of stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 2 to the consolidated financial statements, in 2009 the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

KPMG LLP

Dallas, Texas
March 17, 2010

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2009 — $742,630; 2008 — $855,137)	$756,180	$805,026
Equity securities, at fair value (cost: 2009 — $234; 2008 — $178)	234	210
Trading securities, at fair value	9,893	11,937
Short-term and other investments	371,534	210,433

Total investments	1,137,841	1,027,606
Cash and cash equivalents	17,406	100,339
Student loan receivables	69,911	78,837
Restricted cash	8,647	7,881
Investment income due and accrued	10,464	13,304
Reinsurance recoverable — ceded policy liabilities	361,305	384,801
Agent and other receivables	26,390	37,954
Deferred acquisition costs	64,339	72,151
Property and equipment, net	48,690	63,198
Goodwill and other intangible assets	85,973	87,555
Recoverable federal income taxes	17,879	10,177
Other assets	22,653	32,910

	$1,871,498	$1,916,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$462,217	$486,174
Claims	339,755	415,748
Unearned premiums	46,309	61,491
Other policy liabilities	8,247	9,633
Accounts payable and accrued expenses	65,692	58,571
Other liabilities	74,929	94,346
Deferred federal income taxes	51,978	23,495
Debt	481,070	481,070
Student loan credit facility	77,350	86,050
Net liabilities of discontinued operations	1,752	2,210

	1,609,299	1,718,788
Commitments and Contingencies (Note 18)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,608,371 issued and 27,608,371 outstanding at December 31, 2009; 27,000,062 issued and 26,887,281 outstanding at December 31, 2008. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,565,874 outstanding at December 31, 2009; 4,026,104 issued and 2,741,240 outstanding at December 31, 2008	316	310
Additional paid-in capital	42,342	54,004
Accumulated other comprehensive income (loss)	3,739	(41,970)
Retained earnings	246,427	227,686
Treasury stock, at cost (-0- Class A-1 common shares and 1,460,230 Class A-2 common shares at December 31, 2009; 112,781 Class A-1 common shares and 1,284,864 Class A-2 common shares at December 31, 2008)	(30,625)	(42,105)

	262,199	197,925

	$1,871,498	$1,916,713

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

REVENUE
Health premiums	$977,568	$1,262,412	$1,311,733
Life premiums and other considerations	2,381	38,024	70,460

	979,949	1,300,436	1,382,193
Investment income	43,166	67,728	103,226
Other income	62,401	80,659	106,615
Total other-than-temporary impairment losses	(4,785)	(25,957)	—
Portion of loss recognized in other comprehensive income (before taxes)	281	—	—

Net impairment losses recognized in earnings	(4,504)	(25,957)	—
Realized gains, net	2,385	2,099	3,475

	1,083,397	1,424,965	1,595,509
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	584,878	856,995	801,783
Underwriting, acquisition and insurance expenses	338,028	494,077	536,168
Other expenses, (includes amounts paid to related parties of $15,079, $16,030 and $14,232 in 2009, 2008 and 2007, respectively)	98,821	114,094	88,704
Interest expense	32,432	45,179	49,801

	1,054,159	1,510,345	1,476,456

Income (loss) from continuing operations before income taxes	29,238	(85,380)	119,053
Federal income tax expense (benefit)	11,676	(31,709)	49,683

Income (loss) from continuing operations	17,562	(53,671)	69,370
Income from discontinued operations, (net of income tax expense of $88, $116 and $425 in 2009, 2008 and 2007, respectively)	162	216	789

Net income (loss)	$17,724	$(53,455)	$70,159

Basic earnings per share:
Income (loss) from continuing operations	$0.59	$(1.78)	$2.28
Income from discontinued operations	.01	0.01	0.03

Net income (loss) per share, basic	$0.60	$(1.77)	$2.31

Diluted earnings per share:
Income (loss) from continuing operations	$0.58	$(1.78)	$2.21
Income from discontinued operations	.01	0.01	0.03

Net income (loss) per share, diluted	$0.59	$(1.77)	$2.24

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total
	(In thousands)

Balance at December 31, 2006	$300	$12,529	$(12,552)	$527,978	$(3,870)	$524,385
Comprehensive income:
Net income	—	—	—	70,159	—	70,159
Change in unrealized gains and losses on securities	—	—	6,063	—	—	6,063
Change in unrealized losses on cash flow hedging relationship	—	—	(6,995)	—	—	(6,995)
Deferred income tax benefit	—	—	352	—	—	352

Other comprehensive income (loss)	—	—	(580)	70,159	—	69,579

Comprehensive income						69,579

Issuance of common stock	6	18,636	—	—	23,596	42,238
Vesting of Agent Plan credits	3	17,285	—	—	3,996	21,284
Exercise stock options	1	1,163	—	—	—	1,164
Stock-based compensation	—	5,828	—	—	—	5,828
Stock-based compensation tax benefit	—	313	—	—	—	313
Dividends paid	—	—	—	(316,996)	—	(316,996)
Purchase of treasury stock	—	—	—	—	(41,535)	(41,535)

Balance at December 31, 2007	$310	$55,754	$(13,132)	$281,141	$(17,813)	$306,260

Comprehensive income (loss):
Net loss	—	—	—	(53,455)	—	(53,455)
Change in unrealized gains and losses on securities	—	—	(39,305)	—	—	(39,305)
Change in unrealized losses on cash flow hedging relationship	—	—	(5,022)	—	—	(5,022)
Deferred income tax benefit	—	—	15,489	—	—	15,489

Other comprehensive loss	—	—	(28,838)	(53,455)	—	(82,293)

Issuance of common stock	—	(2,534)	—	—	15,086	12,552
Vesting of Agent Plan credits	—	(328)	—	—	15,504	15,176
Exercise stock options	—	(2,837)	—	—	3,172	335
Stock-based compensation	—	4,527	—	—	—	4,527
Stock-based compensation tax expense	—	(578)	—	—	—	(578)
Purchase of treasury stock	—	—	—	—	(58,054)	(58,054)

Balance at December 31, 2008	$310	$54,004	$(41,970)	$227,686	$(42,105)	$197,925

Comprehensive income (loss):
Net income	—	—	—	17,724	—	17,724
Change in unrealized gains and losses on securities	—	—	64,488	—	—	64,488
Change in unrealized gains on cash flow hedging relationship	—	—	7,399	—	—	7,399
Deferred income tax expense	—	—	(25,161)	—	—	(25,161)

Other comprehensive income	—	—	46,726	17,724	—	64,450

Adjustment to beginning balance, net of tax(1)	—	—	(1,017)	1,017	—	—
Issuance of common stock	6	(6,674)	—	—	14,673	8,005
Vesting of Agent Plan credits	—	(5,796)	—	—	12,737	6,941
Exercise stock options	—	(5,222)	—	—	5,222	—
Stock-based compensation	—	7,703	—	—	—	7,703
Stock-based compensation tax expense	—	(1,673)	—	—	—	(1,673)
Purchase of treasury stock	—	—	—	—	(21,152)	(21,152)

Balance at December 31, 2009	$316	$42,342	$3,739	$246,427	$(30,625)	$262,199

(1)	The adjustments represent the implementation effects upon adoption of SFAS FSP No. 115-2, which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities
Net income (loss)	$17,724	$(53,455)	$70,159
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from discontinued operations	(162)	(216)	(789)
Realized gains, net	1,623	23,858	(3,475)
Change in deferred income taxes	3,323	(45,749)	11,745
Depreciation and amortization	30,906	29,711	33,938
Amortization of prepaid monitoring fees	12,500	12,500	12,500
Equity based compensation expense (benefit)	8,561	(2,231)	5,346
Other items, net	11,418	15,117	(2,359)
Changes in assets and liabilities:
Investment income due and accrued	169	2,621	(2,401)
Reinsurance recoverable — ceded policy liabilities	23,496	(315,980)	87,694
Other receivables	8,173	27,630	(27,311)
Deferred acquisition costs	7,812	125,828	(222)
Prepaid monitoring fees	(12,500)	(12,500)	(12,500)
Current income tax recoverable	(7,702)	(6,425)	18,967
Policy liabilities	(111,724)	(9,007)	(124,891)
Other liabilities, accounts payable and accrued expenses	(7,873)	(11,051)	12,777

Cash provided by (used in) continuing operations	(14,256)	(219,349)	79,178
Cash used in discontinued operations	(296)	(211)	(370)

Net cash provided by (used in) operating activities	(14,552)	(219,560)	78,808

Investing Activities
Securities available-for-sale
Purchases	(70,407)	(27,262)	(166,694)
Sales	92,043	325,838	156,027
Maturities, calls and redemptions	92,089	140,803	84,363
Student loan receivables	8,791	10,335	12,482
Short-term and other investments, net	(161,305)	(75,980)	260,980
Purchases of property and equipment	(10,076)	(17,180)	(33,204)
Proceeds from subsidiaries sold, net of cash disposed of $437	(440)	—	—
Net proceeds from sale of businesses and assets	—	4,666	—
Change in restricted cash	(766)	175	7,742
Decrease in agent receivables	433	2,436	4,756
Intangible asset acquired	—	—	(4,044)
Other	—	615	581

Net cash provided by (used in) investing activities	(49,638)	364,446	322,989

Financing Activities
Repayment of student loan credit facility	(8,700)	(11,350)	(21,550)
Repayment of notes payable	—	—	(75,000)
Change in cash overdraft.	9,571	—	—
Increase in investment products	(4,794)	(1,761)	(8,878)
Proceeds from stock option exercises	—	335	1,164
Proceeds from issuance of common stock, net of expenses	—	—	448
Excess tax benefits from equity-based compensation	(1,673)	(578)	313
Proceeds from sale of shares to agents	8,005	12,552	41,790
Purchase of treasury stock	(21,152)	(58,054)	(41,535)
Dividends paid to shareholders	—	—	(316,996)

Net cash used in financing activities	(18,743)	(58,856)	(420,244)

Net change in cash and cash equivalents	(82,933)	86,030	(18,447)
Cash and cash equivalents at beginning of period	100,339	14,309	32,756

Cash and cash equivalents at end of period in continuing operations	$17,406	$100,339	$14,309

Supplemental disclosures of cash flow information:
Interest paid (exclusive of the student loan credit facility)	$31,445	$34,930	$40,316

Interest paid under the student loan credit facility	$985	$3,618	$5,941

Federal income taxes paid	$21,009	$19,563	$19,085

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

The consolidated financial statements include the accounts of HealthMarkets, Inc. and its subsidiaries, which are collectively referred to as the “Company” or “HealthMarkets.” HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries (see Note 22 of Notes to Consolidated Financial Statements for condensed financial information of HealthMarkets, LLC) and Insphere Insurance Solutions, Inc (“Insphere”).

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

A group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) in the aggregate own approximately 88.2% of the Company’s outstanding shares. See Note 13 of Notes to Consolidated Financial Statements.

Business Segments

The Company operates four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency (“SEA”) Division. The Insphere segment includes net commission revenue and costs associated with the creation and development of Insphere. Disposed Operations includes the following former divisions: Medicare Division, Other Insurance Division, Life Insurance Division, Star HRG Division and Student Insurance Division (see Note 21 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Nature of Operations

Through the Company’s SEA Division, HealthMarkets’ insurance company subsidiaries issue primarily health insurance policies covering individuals, families, the self-employed and small businesses. HealthMarkets’ plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organizations (“PPO”) features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Historically, the Company marketed these products to the self-employed and individual markets through independent agents contracted with its insurance company subsidiaries.

During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small business and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of February 2010, Insphere had approximately 2,500 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 40 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has completed marketing agreements with a number of life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna and UnitedHealthcare’s Golden

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rule Insurance Company for individual health insurance products, John Hancock for long-term care products, ING for term life, universal life and fixed annuity products and Minnesota Life Insurance Company for life and fixed annuity products. Insphere also has a marketing arrangement with an intermediary under which Insphere’s agents obtain access to certain disability income insurance products.

The Company’s Other Insurance Division consisted of ZON-Re USA, LLC (“ZON-Re”), an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment, accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an acquisition agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC (“Venue Re”). The transactions contemplated by the acquisition agreement closed effective June 30, 2009.

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

Prior to HealthMarkets’ exit from the Life Insurance Division business, the Company distributed its life insurance products to the middle income individuals in the self-employed market, the Hispanic market and the senior market through marketing relationships with two independent marketing companies and independent agents contracted with its insurance company subsidiaries. The Company ceded substantially all of the insurance policies associated with the Company’s Life Insurance Division effective July 1, 2008 (see Note 6 Notes to Consolidated Financial Statements).

See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisitions and dispositions.

Concentrations

Through the SEA Division, the Company’s insurance subsidiaries provide health insurance products in 41 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. In 2009, the three principal membership associations in the self-employed market through which the Company’s health insurance products were made available were the Alliance for Affordable Services (“AAS”), Americans for Financial Security (“AFS”) and the National Association for the Self-Employed (“NASE”). These associations provide their members with access to a number of benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations, requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members, are terminable by us and the associations upon not less than one year’s advance notice to the other party. A termination of the agreement with any of these associations would be fundamentally disruptive to HealthMarkets’ marketing efforts, as the Company would be unable to offer products through the respective association’s master policy and, in certain states, could be required to seek approval of new policy forms and premium rates before resuming marketing efforts. While the Company believes that its insurance subsidiaries are providing association group coverage in full compliance with applicable law, changes in the relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material adverse impact on the Company’s financial condition and results of operations. During the year ended December 31, 2009, the Company issued approximately 47%, 23%, and 15% of its new policies through AAS, AFS and NASE, respectively. In December 2009, the Company and NASE settled a legal action filed by Performance Driven Awards, Inc (“PDA”), a wholly-owned subsidiary of HealthMarkets, LLC, against NASE. Pursuant to the terms of the settlement agreement, the NASE-PDA Field Services Agreement was terminated, as a result of which the Company’s field service representatives are no longer selling new NASE memberships and the Company’s independent insurance agents are no longer selling new certificates of insurance to NASE members. NASE memberships and certificates of insurance previously sold to NASE members remain in force (subject to ordinary course termination), and NASE is obligated to continue paying PDA for members previously enrolled in NASE by PDA. See Note 18 of Notes to Consolidated Financial Statements.

Additionally, during the year ended December 31, 2009, the Company generated approximately 56% of its health premium revenue from the following 10 states:

Percentage

California	13%
Texas	8%
Florida	7%
Massachusetts	6%
Illinois	5%
Washington	4%
North Carolina	4%
Maine	3%
Pennsylvania	3%
Wisconsin	3%

56%

On August 26, 2009, MEGA, Mid-West and Chesapeake entered into a regulatory settlement agreement with the Massachusetts Division of Insurance to resolve all outstanding matters stemming from a 2006 regulatory settlement agreement and to resolve all issues identified in subsequent reviews and/or re-examinations conducted through February 2009. On August 31, 2009, HealthMarkets, Inc., MEGA and Mid-West settled a litigation filed by the Massachusetts Attorney General on behalf of the entered into a consent with the Commonwealth of Massachusetts settling a litigation, filed by the Massachusetts Attorney General, entitled Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company. As a result of these settlements, the Company’s insurance company subsidiaries are prohibited from offering any new health benefit plans in Massachusetts on or after October 1, 2009. As a result of certain regulatory developments in Washington State, the Company has determined that it cannot continue to operate profitably in Washington State and, as a result, the Company and the Washington State Insurance Commissioner have reached a preliminary agreement in principle that the Company will non-renew its health benefit plan policies and withdraw from the health benefit plan market place in the next several months. See Note 18 of Notes to Consolidated Financial Statements for additional information.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BASIS OF PRESENTATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are:

•	fixed maturities classified as available for sale are carried at fair value under GAAP, rather than generally at amortized cost;

•	the deferral of new business acquisition costs under GAAP, rather than expensing them as incurred;

•	the determination of the liability for future policyholder benefits based on realistic assumptions under GAAP, rather than on statutory rates for mortality and interest;

•	the recording of reinsurance receivables as assets under GAAP rather than as reductions of liabilities; and

•	the exclusion of non-admitted assets for statutory purposes.

See Note 13 of Notes to Consolidated Financial Statements for net income and statutory surplus from insurance company subsidiaries as determined using statutory accounting practices. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge of current events and actions that the Company may take in the future. As such, actual results may differ from these estimates. The Company believes its critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These critical accounting policies are as follows:

•	the valuations of certain assets and liabilities require fair value estimates;

•	allowance for doubtful accounts;

•	the amount of policy liabilities expected to be paid in future periods;

•	the realization of deferred acquisition costs;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	stock-based compensation plan forfeitures;

•	the realization of deferred taxes;

•	reserves for contingencies, including reserves for losses in connection with unresolved legal and regulatory matters; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to amounts reported in the consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurement

The Company accounts for certain financial assets and liabilities under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). See Note 3 of Notes to Consolidated Financial Statements.

Investments

The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, collateralized debt obligations and municipal auction rate securities and bonds, which are classified as either “available for sale” or “trading” on the Company’s consolidated balance sheet and reported at fair value. Equity securities consist of common stock, which are carried at fair value and one security accounted for under the equity method, which does not require fair value disclosure under the provisions of ASC 820. Short-term investments primarily consist of highly liquid money market funds and are generally carried at cost, which approximates fair value. Other investments primarily consist of investments in equity investees which are accounted for under the equity method of accounting. In addition, short-term and other investments contain one alternative investment recorded at fair value.

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

Realized gains and losses on sales of investments are recognized in net income (loss) on the specific identification basis. Unrealized investment gains and losses on available for sale securities, net of applicable deferred income tax, are reported in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets as a separate component of stockholders’ equity and accordingly, have no effect on net income (loss). Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated statements of income (loss).

Purchases and sales of short-term financial instruments are part of investing activities, and not necessarily a part of the cash management program. Short-term financial instruments are classified as “Investments” on the consolidated balance sheets and are included in investing activities in the consolidated statements of cash flows.

Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, the Company assesses whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its remaining amortized cost basis, the Company will determine the amount of impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the consolidated statements of income (loss). OTTI

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets as a separate component of stockholders’ equity and accordingly, have no effect on net income (loss).

See Note 4 of Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

The Company classifies unrestricted cash on deposit in banks and amounts invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents on its consolidated balance sheets.

Student Loan Receivables

Student loans receivables consist of student loans issued through the Company’s Student Loan business and are carried at their unpaid principal balances, less any applicable allowance for losses, which approximated fair value at December 31, 2009 and 2008. See Note 5 of Notes to Consolidated Financial Statements.

Restricted Cash

The Company’s restricted cash consists primarily of cash and cash equivalents held by a bankruptcy-remote special purpose entity to be used exclusively for the repayment of existing student loan borrowings. See Note 9 of Notes to Consolidated Financial Statements.

Reinsurance

In the ordinary course of business, the Company’s insurance company subsidiaries reinsure certain risks with other insurance companies. HealthMarkets remains primarily liable to the policyholders on ceded policies, with the other insurance company assuming the risk. Reinsurance receivables and prepaid reinsurance premiums are reported in “Agent and other receivables” on the consolidated balance sheets. In accordance with guidance provided in FASB ASC Topic 944-340, Other Assets and Deferred Costs, the Company reports the policy liabilities ceded to other insurance companies under “Policy liabilities” and records a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheets. Insurance liabilities are reported before the effects of ceded reinsurance. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. See Note 6 of Notes to Consolidated Financial Statements.

Agent and other receivables

Agent and other receivables primarily consists of amounts due from agents for advanced commissions paid, reinsurance receivables from other insurance companies (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding reinsurance receivables) and membership fees and dues from membership associations that make available the Company’s health insurance products to their members. Receivables are stated

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of an estimated allowance for doubtful accounts. Agent and other receivables consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Agent receivables	$14,657	$17,982
Reinsurance receivable	2,472	7,122
Due from associations	2,839	4,163
Other receivables	8,716	11,349
Allowance for losses	(2,294)	(2,662)

	$26,390	$37,954

Allowance for Doubtful Accounts

The Company maintains an allowance for potential losses that could result from defaults or write-downs on various assets, which are estimated based on historical collections, as well as managements judgment regarding the likelihood to collect such amounts, The allowance for losses consists of the following:

	December 31,
	2009	2008
	(In thousands)

Student loan receivables	$12,032	$11,695
Agent receivables	2,294	2,660
Other receivables	—	2

	$14,326	$14,357

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding student loans receivables.

Deferred Acquisition Costs (“DAC”)

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company generally defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned and amortizes deferred expenses over the period as premium is earned.

The calculation of DAC requires the use of estimates based on actuarial valuation techniques. The Company reviews its actuarial assumptions and deferrable acquisition costs each year and, when necessary, revises such assumptions to more closely reflect recent experience. For policies in force, the Company evaluates DAC to determine whether such costs are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,
	2009	2008	2007
	(In thousands)

Costs of policies acquired:
Beginning of year	$—	$960	$1,878
Additions	—	—	—
Amortization	—	(105)	(918)
Disposal (Life Insurance Division)	—	(855)	—

End of year	—	—	960
Deferred costs of policies issued (reflects change in accounting policy discussed below)	64,339	72,151	197,019

Total	$64,339	$72,151	$197,979

Set forth below is an analysis of deferred costs of policies issued and the related deferral and amortization in each of the years then ended:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Deferred costs of policies issued:
Beginning of year	$72,151	$197,019	$195,879
Additions	80,556	101,819	138,596
Disposals (sale of Life Insurance Division)	—	(100,290)	—
Amortization	(88,368)	(126,397)	(137,456)

End of year	$64,339	$72,151	$197,019

Health Policy Acquisition Costs — 2009 Change in Estimates

Prior to January 1, 2009, the basis for the amortization period on deferred lead costs and the portion of DAC associated with excess commissions paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, the Company refined its estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over five years, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of the Company’s insurance policies. Policies issued before January 1, 2009 will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” on the consolidated statements of income (loss) of $12.8 million for the year ended December 31, 2009.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and depreciated on a straight-line basis over their estimated useful lives (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). Depreciation expense related to property and equipment was $24.6 million, $23.6 million and $27.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense for 2007 includes an asset impairment charge of $8.0 million associated with two technology assets that the Company determined were no longer of value to its businesses.

At December 31, 2009 and 2008 property and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Land and improvements	$2,400	$2,400
Buildings and leasehold improvements	33,552	35,794
Software	103,623	97,092
Furniture and equipment	43,270	48,818

	182,845	184,104
Less accumulated depreciation	134,155	120,906

Property and equipment, net	$48,690	$63,198

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), which requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually, or more frequently if circumstances indicate an impairment may have occurred. The Company has selected November 1 as the date to perform its annual impairment test. An impairment loss would be recorded in the period such determination was made. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s remaining amortizable intangible asset has an estimable remaining life through 2029. See Note 7 of Notes to Consolidated Financial Statements.

Capitalized Debt Issuance Costs

Debt issuance costs primarily represent legal fees associated with the issuance of the term loan credit facility and the trust preferred securities, which were capitalized and recorded in “Other assets” on the consolidated balance sheets. These costs are amortized as interest expense over the life of the underlying debt using the effective interest method, which is recorded in “Interest expense” on the consolidated statements of income (loss). See Note 9 of Notes to Consolidated Financial Statements.

Future Policy and Contract Benefits

With respect to accident and health insurance, future policy benefits are primarily attributable to a return-of-premium (“ROP”) rider that the Company has issued with certain SEA health policies. The Company records an ROP liability to fund its longer-term obligations associated with the ROP rider. The future policy benefits

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the ROP are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis.

Additional contract reserves are calculated for accident and health insurance coverage for which the present value of future benefits exceed the present value of future valuation net premiums. “Valuation net premiums” refers to a series of net premiums wherein each premium is set as a constant proportion of expected gross premium over the life of the covered individual. This occurs when the premium rates are developed such that they will not increase at the same rate benefits increase over the period insurance coverage is in force. For HealthMarkets’ business, these include issue-age rated disability income policies and products introduced in 2008 and later. These liabilities are typically calculated as the present value of future benefits, less the present value of future net premiums, computed using the net level premium method.

Traditional life insurance future policy benefit liabilities are computed using the net level premium. Future contract benefits related to annuity contracts are generally based on policy account values.

See Note 8 of Notes to Consolidated Financial Statements.

Claims Liabilities

Claims liabilities represent the estimated liabilities for claims reported and claims incurred but not yet reported. The Company uses the developmental method to estimate its health claim liabilities, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. See Note 8 of Notes to Consolidated Financial Statements.

Unearned Premiums

Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. The Company records the portion of premiums unearned as a liability on its consolidated balance sheets.

Derivatives

The Company holds derivative instruments, specifically interest rate swaps, which are accounted for in accordance with ASC 815 Derivatives and Hedging. Such interest rate swaps are recorded at fair value, and are included in “Other liabilities” on the Company’s consolidated balance sheets. The Company values its derivative instruments using a third party.

At the inception of a derivative contract, the Company formally documents qualifying hedged transactions and hedging instruments. On a quarterly basis, the Company assesses whether the hedged instruments are effective in offsetting changes in cash flows of the hedged transactions. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. The effective portion of changes in the fair value is recorded in “Change in unrealized gains on cash flow hedging relationship” on the consolidated statements of stockholders’ equity and comprehensive income (loss), and is recognized in the consolidated statements of income (loss) when the hedged item affects results of operations. Derivative gains and losses not effective in hedging the expected cash flows are recognized immediately in earnings and are included in “Investment income” on the Company’s consolidated statements of income (loss).

If it is determined that an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is undesignated as a hedge

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting, prospectively. When hedge accounting is discontinued, the Company continues to carry the derivative instrument at fair value on the consolidated balance sheet, with changes in the fair value recognized in the consolidated results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective, the amount remaining in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet is amortized into earnings over the remaining life of the derivative. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet are recognized immediately in the consolidated results of operations.

See Note 10 of Notes to Consolidated Financial Statements.

Recognition of Premium Revenues and Costs

Health Premiums

Health insurance policies issued by the Company are considered long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for health policies issued in the United States within prescribed guidelines and with the approval of state insurance regulatory authorities. Insurance premiums for health policies are recognized as earned over the premium payment periods of the policies. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs.

Life Premiums

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

Recognition of Commission Revenues

Insphere and its agents distribute insurance products underwritten by the Company’s insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated insurance companies. The Company earns commissions for third-party insurance products sold by Insphere agents, which is recorded in “Other income” on the Company’s consolidated statement of income (loss) and included in the Insphere segment.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with the issuance, maintenance and administration of in-force insurance policies. Set forth below is additional information concerning underwriting, acquisition and insurance expenses for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Amortization of deferred policy acquisition costs	$88,368	$126,502	$138,374
Administrative expenses	215,650	331,746	343,701
Premium taxes	25,542	29,942	35,998
Commissions	6,028	11,006	16,855
Intangible asset amortization	1,582	1,639	1,722
Variable stock compensation expense (benefit)	858	(6,758)	(482)

	$338,028	$494,077	$536,168

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2009 and 2008, the Company had accrued and reported in “Other liabilities” on its consolidated balance sheets, $3.7 million and $3.3 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to ten years. The Company incurred guaranty fund and other health related assessments of $5.0 million, $2.1 million and $6.9 million in 2009, 2008 and 2007, respectively, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statements of income (loss).

Advertising Expense

During 2009, 2008 and 2007, the Company incurred advertising costs of $1.1 million, $2.3 million and $2.3 million, respectively. These amounts were expensed as incurred, and are included in “Underwriting, acquisition and insurance expenses” on the Company’s consolidated statements of income (loss).

Variable Stock-Based Compensation Expense (Benefit)

The Company sponsors a series of stock accumulation plans, which generally include a Company-match feature. The liability for matching credits is recorded in “Other liabilities” on the Company’s consolidated balance sheets. The Company accounts for the Company-match feature of the Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares (as described in Note 14 of Notes to Consolidated Financial Statements) at the date of their vesting and distribution to the participants. Additionally, changes in the liability from one period to the next are accounted for as either an increase in, or a decrease to, compensation expense. Such expenses are included in “Underwriting, acquisition and insurance expenses” on the Company’s consolidated statements of income (loss).

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company-match transactions associated with these plans are not reflected in the consolidated statements of cash flows since issuances of equity securities to settle the Company’s liabilities under these plans are non-cash transactions.

Employee Stock Plans

The Company accounts for its employee stock compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Stock options are expensed at their grant date fair value. The Company has elected to recognize compensation costs for an award with graded vesting on a straight-line basis over the requisite service period for the entire award. As required under the guidance, the cumulative amount of compensation cost that the Company has recognized at any point in time is not less than the portion of the grant-date fair value of the award that is vested at that date. See Note 15 of Notes to Consolidated Financial Statements.

Other Expenses

Other expenses primarily consists of direct expenses incurred by the Company in connection with generating other income at the SEA Division.

Federal Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Interest and penalties associated with uncertain income tax positions are classified as income taxes in the Company’s consolidated financial statements. See Note 12 of Notes to Consolidated Financial Statements.

Discontinued Operations

The Company reports the results of its former Academic Management Services (“AMS”) subsidiary and its former Special Risk Division operations reports as discontinued operations.

The Company’s reported results from discontinued operations for the years ended December 31, 2009, 2008 and 2007 reflected the recognition of part of the deferred gain recorded on the 2004 sale of AMS’ remaining uninsured student loans.

Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and other shares using the treasury stock method. See Note 16 of Notes to Consolidated Financial Statements.

Reclassification

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 financial statement presentation.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student Loans

In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton Reassurance Company or its affiliates agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. and UICI Funding Corp. 2 (“UFC2”), and the related student association. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the assets and liabilities of CFLD-I and UFC2 were presented as “Held for sale” on the consolidated balance sheets and the results of operations of CFLD-I and UFC2 were included in “Income (loss) from discontinued operations” on the consolidated statements of income (loss). As the Stock Purchase Agreement was terminated in 2009 and the closing of this transaction did not occur, the Company reclassified the assets and liabilities and the results of operations of CFLD-I and UFC2 into continuing operations for all periods presented. Such reclassification resulted in an increased loss in “Income (loss) from continuing operations” of $5.3 million for the year ended December 31, 2008 and increased income in “Income (loss) from continuing operations” of $931,000 for the year ended December 31, 2007.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provides amendments to FASB ASC Topic 810, Consolidation. ASU 2009-17 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Any changes in consolidated entities resulting from a Company’s analysis must be applied retrospectively to prior period financial statements. This guidance is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16), which provides amendments to ASC 860. ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a QSPE and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. This guidance is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2009, the FASB issued ASC Update 2009-12, Fair Value Measurements and Disclosures - Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This Update is effective for annual and interim periods beginning after December 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820 — Measuring Liabilities at Fair Value), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification for measuring fair value in circumstances where a quoted price in an active market for the identical liability is not

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available. The Company adopted this guidance in the third quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was codified into FASB ASC Topic 105, Generally Accepted Accounting Standards. This standard recognizes the ASC as the source of authoritative U.S. GAAP recognized by the FASB. Additionally, rules and interpretive releases of the SEC under authority of federal securities laws will also continue to be sources of authoritative GAAP for SEC registrants. The Company adopted such guidance in September 2009. Beginning in the third quarter of 2009, this guidance impacted the Company’s financial statement disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was codified into ASC 820. This standard provides guidance for estimating fair value when the market activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. Furthermore, this guidance requires disclosure in interim and annual periods for the inputs and valuation techniques used to measure fair value. Additionally, it requires an entity to disclose a change in valuation technique, and to quantify such effects. The Company adopted this guidance in the second quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which was codified into ASC 820. This guidance delays the effective date of SFAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted this guidance in the first quarter of 2009. Such adoption of these remaining provisions did not have a material impact on the Company’s financial position and results of operations.

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

In April 2009, FASB issued FSP SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”), which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). This guidance improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this guidance, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. Such assessment may result in the recognition of an other-than-temporary impairment related to a credit loss in the statement of income and the recognition of an other-than-temporary impairment related to a non-credit loss in accumulated other comprehensive income on the balance sheet. To avoid recognizing the entire other-than-temporary impairment in the statement of income, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, at adoption, a company is permitted to make a one-time cumulative-effect adjustment for securities held at adoption for which an

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary impairment related to a non-credit loss had been previously recognized. The Company adopted this guidance in the second quarter of 2009. Upon adoption, the Company recognized such tax-effected cumulative effect as an increase to the opening balance of retained earnings for $1.0 million with a corresponding decrease to accumulated other comprehensive income, with no overall change to shareholders’ equity. See Note 4 of Notes to Consolidated Financial Statements.

On January 1, 2009, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which was codified into FASB ASC Topic 815, Derivative Instruments (“ASC 815”). This standard requires companies with derivative instruments to disclose information that enables financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted this guidance in the first quarter of 2009. See Note 10 of Notes to Consolidated Financial Statements for information on the Company’s derivative instrument, including these additional required disclosures.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which was codified into ASC 810. The objective of this guidance is to improve the relevance, comparability, and transparency of financial information related to minority interest in consolidated financial statements. The Company adopted this guidance in the first quarter of 2009. Such adoption did not have a material impact on the Company’s financial position and results of operations.

3.	FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASC 820, the Company has categorized its available for sale securities into a three level fair value hierarchy based on the priority of inputs to the valuation techniques. The fair values of investments disclosed in Level 1 of the fair value hierarchy include money market funds and certain U.S. government securities, while the investments disclosed in Level 2 include the majority of the Company’s fixed income investments. In cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies the fair value estimates within Level 3 of the fair value hierarchy.

As of December 31, 2009, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $108.1 million of “Corporate debt and other” classified as Level 2, $2.2 million of “Collateralized debt obligations” classified as Level 3 and $1.3 million of “Commercial-backed” investments classified as Level 3. The $108.1 million of “Corporate debt and other” investments classified as Level 2 noted above includes $93.5 million of an investment grade corporate bond issued by UnitedHealth Group Inc. (“UnitedHealth Group”) that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 (see Note 20 of Notes to Consolidated Financial Statements).

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

U.S. and U.S. Government agencies	$8,943	$40,847	$—	$49,790
Corporate debt and other	—	344,509	—	344,509
Collateralized debt obligations	—	—	2,905	2,905
Residential-backed issued by agencies	—	105,898	—	105,898
Commercial-backed issued by agencies	—	8,710	—	8,710
Residential-backed	—	3,882	—	3,882
Commercial-backed	—	44,715	1,297	46,012
Asset-backed	—	15,337	465	15,802
Municipals	—	171,434	7,238	178,672
Trading securities	—	—	9,893	9,893
Put options(1)	—	—	657	657
Short-term and other investments(2)	344,011	6,164	937	351,112

	$352,954	$741,496	$23,392	$1,117,842

(1)	Included in “Other assets” on the consolidated balance sheet.

(2)	Amount excludes $20.7 million of short-term other investments and equity securities which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Interest rate swaps	$—	$8,766	$—	$8,766
Agent and employee plans	—	—	16,651	16,651

	$—	$8,766	$16,651	$25,417

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

U.S. and U.S. Government agencies	$10,364	$27,444	$—	$37,808
Corporate debt and other	—	390,723	—	390,723
Collateralized debt obligations	—	—	2,585	2,585
Residential-backed issued by agencies	—	103,577	—	103,577
Commercial-backed issued by agencies	—	8,929	—	8,929
Residential-backed	—	5,462	—	5,462
Commercial-backed	—	67,038	1,494	68,532
Asset-backed	—	18,681	252	18,933
Municipals	—	161,938	6,539	168,477
Corporate equities	32	—	—	32
Trading securities	—	—	11,937	11,937
Put options(1)	—	—	3,163	3,163
Short-term and other investments(2)	190,395	—	476	190,871

	$200,791	$783,792	$26,446	$1,011,029

(1)	Included in “Other assets” on the consolidated balance sheet.

(2)	Amount excludes $19.4 million of short-term other investments which are not subject to fair value measurement.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Liabilities at Fair Value at December 31, 2008
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

The Company also holds a small number of fixed income investments, including certain mortgage-backed and asset-backed securities, and collateralized debt obligations, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. The Company estimates the fair value of its entire portfolio of municipal auction rate securities based on non-binding quotes received from independent third parties due to limited activity and market data for auction rate securities, resulting from liquidity issues in the global credit and capital markets. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of December 31, 2009, the fair values of certain municipal auction rate securities, collateralized debt obligations and mortgage-backed and asset-backed securities which represent approximately 1.6% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.

Beginning in 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for this particular collateralized debt obligation. The Company continued to fair value this collateralized debt obligation as such during 2009.

The Company established a fair value for such collateralized debt obligation based on information about the underlying pool of assets supplied by the investment’s asset manager. The Company developed a discounted cash

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Put Options

The put options that the Company owns are directly related to agreements the Company entered into with UBS during 2008 to facilitate the repurchase of certain auction rate municipal securities. The options are carried at fair value, which is related to the fair value of the auction rate securities (see Trading securities above), and are recorded in “Other assets” on the consolidated balance sheets. The Company accounts for such put options in accordance with ASC 320, which provides a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on an instrument by instrument basis.

Derivatives

The Company’s derivative instruments are valued utilizing valuation models that primarily use market observable inputs and are traded in the markets where quoted market prices are not readily available, and accordingly, these instruments are reflected within Level 2 of the fair value hierarchy.

Agent and Employee Stock Plans

The Company accounts for its agent and certain employee stock plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors (see Note 13 of Notes to Consolidated Financial Statements). The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is, therefore, reflected in Level 3 of the hierarchy.

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the year ended December 31, 2009.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Changes in Level 3 Assets and Liabilities Measured at Fair Value
	For the Year Ended December 31, 2009
			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)

ASSETS
Collateralized debt obligations	$2,585	$1,950	$33	$(1,663)	$—	$2,905
Commercial-backed	1,494	133	(330)	—	—	1,297
Asset-backed	252	213	—	—	—	465
Municipals	6,539	699	—	—	—	7,238
Trading securities	11,937	1,968	(4,550)	538	—	9,893
Put options	3,163	(1,968)	—	(538)	—	657
Other invested assets	476	858	(397)	—	—	937

	$26,446	$3,853	$(5,244)	$(1,663)	$—	$23,392

LIABILITIES
Agent and employee stock plans	$18,158	$6,383	$(7,890)	$—	$—	$16,651

(1)	Realized gains (losses) for the period are included in “Realized gains, net” on the Company’s consolidated statement of income (loss).

	Changes in Level 3 Assets and Liabilities Measured at Fair Value
	For the Year Ended December 31, 2008
			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)

ASSETS
Collateralized debt obligations	$—	$1,830	$6	$(5,831)	$6,580	$2,585
Commercial-backed	2,118	(264)	(360)	—	—	1,494
Asset-backed	461	(209)	—	—	—	252
Municipals	—	(1,461)	—	—	8,000	6,539
Trading securities	—	(2,003)	—	(1,160)	15,100	11,937
Put options	—	—	—	3,163	—	3,163
Other invested assets	3,380	462	—	(3,366)	—	476

	$5,959	$(1,645)	$(354)	$(7,194)	$29,680	$26,446

LIABILITIES
Agent and employee stock plans	$37,273	$(9,711)	$(9,404)	$—	$—	$18,158

(1)	Realized gains (losses) for the period are included in “Realized gains, net” on the Company’s consolidated statement of income (loss).

Investments not reported at fair value

Other investments primarily consist of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated balance sheet at cost.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

The Company’s investments consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Securities available for sale
Fixed maturities	$756,180	$805,026
Equity securities	234	210
Trading securities	9,893	11,937
Short-term and other investments	371,534	210,433

Total investments	$1,137,841	$1,027,606

At December 31, 2009 and 2008, available for sale fixed maturities were reported at fair value which was derived as follows:

	December 31, 2009
		Gross	Gross	Non-Credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)

U.S. and U.S. Government agencies	$48,600	$1,229	$(39)	$—	$49,790
Collateralized debt obligations	2,070	990	(155)	—	2,905
Residential-backed issued by agencies	102,497	3,580	(179)	—	105,898
Commercial-backed issued by agencies	8,337	373	—	—	8,710
Residential-backed	3,934	2	(54)	—	3,882
Commercial-backed	45,054	998	(40)	—	46,012
Asset-backed	16,176	306	(399)	(281)	15,802
Corporate bonds and municipals	509,862	14,626	(6,474)	—	518,014
Other	6,100	—	(933)	—	5,167

Total fixed maturities	$742,630	$22,104	$(8,273)	$(281)	$756,180

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. and U.S. Government agencies	$36,014	$1,794	$—	$37,808
Collateralized debt obligations	3,700	—	(1,115)	2,585
Residential-backed issued by agencies	101,119	2,517	(59)	103,577
Commercial-backed issued by agencies	8,755	174	—	8,929
Residential-backed	6,340	—	(878)	5,462
Commercial-backed	76,959	—	(8,427)	68,532
Asset-backed	25,011	70	(6,148)	18,933
Corporate bonds and municipals	590,996	4,229	(41,985)	553,240
Other	6,243	—	(283)	5,960

Total fixed maturities	$855,137	$8,784	$(58,895)	$805,026

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available for sale fixed maturities at December 31, 2009, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturity:
One year or less	$22,515	$22,480
Over 1 year through 5 years	179,830	185,084
Over 5 years through 10 years	260,062	263,438
Over 10 years	104,225	104,874

	566,632	575,876
Mortgage-backed and asset-backed securities	175,998	180,304

Total fixed maturities	$742,630	$756,180

See Note 3 of Notes to Consolidated Financial Statements for additional disclosures on fair value measurements.

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage-backed and asset-backed securities. At December 31, 2009, the Company had a carrying amount of $183.2 million of mortgage-backed and asset-backed securities, of which $114.6 million were government backed, $57.0 million were rated AAA, $6.1 million were rated AA, $465,000 were rated A, and $5.1 million were rated BBB or less by external rating agencies. At December 31, 2008, the Company had a carrying amount of $205.4 million of mortgage-backed and asset-backed securities, of which $112.5 million were government backed, $83.2 million were rated AAA, $1.5 million were rated AA, $6.8 million were rated A, and $1.4 million were rated less than BBB by external rating agencies. Additionally, the Company’s direct exposure to subprime investments and auction rate securities is 2.1% of investments.

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2009 and 2008, excluding investments in U.S. Government securities:

	December 31,
	2009		2008
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$93,531	8.2%	$87,466	8.5%
Exelon	14,828	1.3%	—	—
Issuer — Short-term investments:
Fidelity Institutional Cash Money Market Fund	$205,117	18.0%	$—	—
Fidelity Institutional Tax-Exempt Fund	87,663	7.7%	—	—
Fidelity Institutional Money Market Fund(2)	42,207	3.7%	123,793	12.0%
SEI Government Fund(2)	—	—	24,143	2.3%
Merrill Lynch Government Fund(2)	—	—	27,594	2.7%

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006.

(2)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities issued by governments and their agencies.

As of December 31, 2009, the largest concentration in any one investment grade corporate bond was $93.5 million, which represented 8.2% of total invested assets. This security was received from UnitedHealth Group as payment on the sale of the Student Insurance Division (see Note 20 of Notes to Consolidated Financial Statements). This security is carried at fair value which is derived by a similar publicly traded UnitedHealth Group security. The Company maintains a $75.0 million credit default insurance policy on this bond, reducing its default exposure to $19.8 million, or 1.7% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.8 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%.

During 2009, the Company redeemed $4.6 million of its auction rate securities with UBS at par. At December 31, 2009 and 2008, the Company held auction rate securities with a face value of $10.6 million and $15.1 million, respectively. The remaining auction rate securities will be redeemed by UBS on or before June 30, 2010.

Under the terms of various reinsurance agreements, the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $36.2 million and $42.4 million as of December 31, 2009 and 2008, respectively. In addition, the Company’s domestic insurance company subsidiaries had securities with a fair value of $29.1 million and $29.1 million on deposit with insurance departments in various states at December 31, 2009 and 2008, respectively.

In 2005, the Company established a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continue to be carried as investment assets on the Company’s balance sheet during the term of the loans and are not reported as sales. The Company’s security lending policy requires that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2009 and 2008, securities on loan to various borrowers totaled $97.7 million and $20.3 million, respectively.

Investment Income

A summary of net investment income sources is set forth below:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Fixed maturities	$37,716	$54,763	$64,810
Equity securities	56	(121)	17
Short-term and other investments	150	4,437	25,695
Agent receivables	2,513	3,065	3,829
Student loan interest income	4,734	7,493	10,995

	45,169	69,637	105,346
Less investment expenses	2,003	1,909	2,120

	$43,166	$67,728	$103,226

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized Gains and Losses

Realized gains and losses and net impairment losses recognized in earnings and the change in unrealized investment gains and (losses) on fixed maturities, equity security and other investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments
	(In thousands)

For The Year Ended December 31:
2009
Realized	$2,674	$33	$(322)	$2,385
Net impairment losses recognized in earnings	(4,504)	—	—	(4,504)
Change in unrealized	63,661	(32)	859	64,488

Combined	$61,831	$1	$537	$62,369

2008
Realized	$3,317	$—	$(1,218)	$2,099
Net impairment losses recognized in earnings	(22,591)	—	(3,366)	(25,957)
Change in unrealized	(40,466)	(14)	1,175	(39,305)

Combined	$(59,740)	$(14)	$(3,409)	$(63,163)

2007
Realized	$871	$—	$2,604	$3,475
Net impairment losses recognized in earnings	—	—	—	—
Change in unrealized	7,227	11	(1,175)	6,063

Combined	$8,098	$11	$1,429	$9,538

Fixed maturities

Proceeds from the sale and call of investments in fixed maturities were $183.3 million, $353.8 million and $161.3 million for 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the Company realized gross gains of $2.7 million, $5.1 million and $1.3 million, respectively, on the sale and call of fixed maturity investments. The company realized no gross losses during 2009. During 2008 and 2007, the Company realized gross losses of $1.8 million and $405,000, respectively, on the sale and call of fixed maturity investments.

Equity securities

During the year ended December 31, 2009, the Company recorded a realized gain of $33,000 related to the sale of one equity security. The Company realized no gains on equity securities during 2008 and 2007, and losses on equity securities during the years ended December 31, 2009, 2008 and 2007.

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

Other than temporary impairment

The Company recognized $4.5 million of OTTI losses during the year ended December 31, 2009, which the Company deemed to be other-than-temporary reductions. These OTTI losses were attributable to credit losses and,

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as such, were recorded in “Net impairment losses recognized in earnings” on the consolidated statement of income (loss). The Company recognized OTTI losses of $26.0 million during the year ended December 31, 2008. These OTTI losses, which the Company deemed were other than temporary reductions, were due to a decline in the fair values of the investments below the Company’s cost basis resulting partially from liquidity issues experienced in the global credit and capital markets. The significant OTTI losses recognized during the year ended December 31, 2008 resulted from certain corporate debt and collateralized debt obligation securities. During 2007, the Company did not record OTTI losses.

Upon adoption of FSP SFAS No. 115-2, which was codified into ASC 320, the Company recorded a cumulative-effect adjustment for debt securities held at adoption for which an OTTI had been previously recognized. The Company recognized such tax-effected cumulative effect of initially applying this guidance as an adjustment to “Retained earnings” for $1.0 million, net of tax, with a corresponding adjustment to “Accumulated other comprehensive income.” The Company recognized $281,000 of OTTI losses in “Accumulated other comprehensive income” during 2009.

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at December 31, 2009, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated statement of income (loss) and a portion of which have been recognized in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet:

				Reductions for	Cumulative
	Additions to OTTI			Increases in Cash	OTTI
	Securities Where			Flows Expected to	Credit Losses
Cumulative OTTI	No Credit	Additions for OTTI		be Collected that	Recognized for
Credit Losses	Losses Were	Securities Where	Reductions for	are Recognized	Securities Still
Recognized for	Recognized	Credit Losses have	Securities Sold	Over the	Held at
Securities Still Held at	Prior to	been Recognized Prior to	During the Period	Remaining Life	December 31,
April 1, 2009	April 1, 2009	April 1, 2009	(Realized)	of the Security	2009
(In thousands)

$28,012	$3,109	$—	$(17,412)	$(40)	$13,669

Unrealized Gains and Losses

Fixed maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2009 and 2008:

	December 31, 2009
	Unrealized Loss		Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. and U.S. Government agencies	$3,917	$39	$—	$—	$3,917	$39
Collateralized debt obligations	—	—	685	155	685	155
Residential-backed issued by agencies	23,585	179	—	—	23,585	179
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	3,128	54	3,128	54
Commercial-backed	—	—	7,887	40	7,887	40
Asset-backed	1,406	19	10,540	380	11,946	399
Corporate bonds and municipals	9,203	34	174,331	6,440	183,534	6,474
Other	—	—	5,167	933	5,167	933

Total	$38,111	$271	$201,738	$8,002	$239,849	$8,273

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Unrealized Loss		Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	—	—	2,310	1,115	2,310	1,115
Residential-backed issued by agencies	49	—	2,360	59	2,409	59
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	5,461	878	5,461	878
Commercial-backed	28,432	2,960	40,100	5,467	68,532	8,427
Asset-backed	—	—	13,073	6,148	13,073	6,148
Corporate bonds and municipals	117,143	6,877	289,731	35,108	406,874	41,985
Other	—	—	5,960	283	5,960	283

Total	$145,624	$9,837	$358,995	$49,058	$504,619	$58,895

Unrealized Losses Less Than 12 Months

Of the $271,000 in unrealized losses that had existed for less than twelve months at December 31, 2009, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $9.8 million in unrealized losses that had existed for less than twelve months at December 31, 2008, thirteen securities had unrealized losses in excess of 10% of the security’s cost, of which eleven were Corporate bonds and two were Other mortgage and asset backed securities. The amount of unrealized loss with respect to those securities was $5.3 million at December 31, 2008, of which $4.5 million relates to Corporate bonds and $800,000 relates to Other mortgage and asset backed securities.

Unrealized Losses 12 Months or Longer

Of the $8.3 million in unrealized losses that had existed for twelve months or longer at December 31, 2009, eight securities had unrealized losses in excess of 10% of the security’s cost, of which two were classified as “Asset-backed securities,” one was classified as “Other”, four were classified as “Corporate bonds and municipals, and one was classified as “Collateralized debt obligations in the table above. The amount of unrealized loss with respect to those securities was $3.9 million at December 31, 2009, of which $307,000 relates to “Asset-backed” securities, $933,000 relates to “Other”, $2.5 million relates to “Corporate bonds and municipals and $155,000 relates to “Collateralized debt obligations.”

Of the $49.1 million in unrealized losses that had existed for twelve months or longer at December 31, 2008, forty three securities had an unrealized loss in excess of 10% of the security’s cost, of which twenty-eight were Corporate bonds and fifteen were Other mortgage and asset backed securities. The amount of unrealized loss with respect to those securities was $35.0 million at December 31, 2008, of which $22.5 relates to Corporate bonds and $12.5 relates to Other mortgage and asset backed securities. The two largest individual losses were $4.0 million and $1.5 million. Approximately 70% of the unrealized losses during 2008 occurred during the last six months of the year. At December 31, 2008, approximately 62% of the $22.5 million of unrealized losses on Corporate bonds that had existed for twelve months or longer were held in the financial services industry.

As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the U.S. was volatile during 2008; however, the Company has seen improved market conditions during 2009, which are reflected in the decrease in unrealized losses, as well as a decrease in the number of securities with unrealized losses. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of December 31, 2009, the unrealized loss in these investments is temporary.

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

Equity securities

Gross unrealized investment gains on equity securities were $0, $32,000 and 46,000 and at December 31, 2009, 2008 and 2007, respectively. The Company had no gross unrealized investment losses on equity securities at December 31, 2009, 2008 and 2007.

5.	STUDENT LOAN RECEIVABLES

The Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. Through its student loan funding vehicles, CFLD-I and UFC2, the Company previously offered an interest-sensitive whole life insurance product with a child term rider. The child term rider included a special provision under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications were satisfied. During 2003, the Company discontinued offering the child term rider, however, for policies previously issued, the Company has outstanding commitments to fund student loans through 2026. In connection with the 2008 sale of the Company’s former Life Insurance Division business, Wilton agreed to fund student loans; provided, however, that it will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton to exceed $10.0 million. As of December 31, 2009, approximately $1.6 million of student loans had been funded under this agreement. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding student loan commitments.

Loans issued to students are limited to the cost of school or prescribed maximums, and are generally collateralized by the related insurance policy and the co-signature of a parent or guardian. Set forth below is a summary of student loan receivables at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Student loans — guaranteed by private insurers	$63,808	$68,630
Student loans — non-guaranteed	18,135	21,902
Allowance for losses	(12,032)	(11,695)

Total student loan receivables	$69,911	$78,837

Of the net $69.9 million and $78.8 million carrying amount of student loans at December 31, 2009 and 2008, $67.8 million and $76.5 million, respectively, were pledged to secure payment of secured student loan indebtedness

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(see Note 9 of Notes to Consolidated Financial Statements). The fair value of student loans approximated the carrying value at December 31, 2009 and 2008.

The provision for losses on student loans is summarized as follows:

	December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$11,695	$2,925	$3,256
Change in provision for losses	337	8,770	(331)

Balance at end of year	$12,032	$11,695	$2,925

A portion of the student loans issued are guaranteed 100% as to principal and accrued interest. The Education Resources Institute, Inc. (“TERI”) serves as the guarantor on the majority of guaranteed student loans. On April 7, 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (In Re The Education Resources Institute, Inc.), in the United States Bankruptcy Court for the District of Massachusetts, Eastern Division, Case No. 08-12540. On October 16, 2008, CFLD-I and UFC2 each filed a proof of claim in this matter seeking amounts owing to them by TERI in connection with the guaranty agreements. As such, during 2008, the Company increased its allowance for doubtful accounts related to student loans guaranteed by TERI. The Company is unable to determine at this time whether such amounts will be recoverable or, if recoverable, the extent of the recovery.

The Company recorded bad debt expense related to student loans of $2.6 million, $10.9 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Bad debt expense for 2008 includes an additional provision related to the bankruptcy of TERI, as discussed above.

Interest rates on student loans are principally variable (prime plus 2%). The Company recognized interest income from the student loans of $4.7 million, $7.5 million and $11.0 million in 2009, 2008 and 2007, respectively, which is included in “Investment income” on its consolidated statements of income (loss). At December 31, 2009 and 2008, accrued interest on student loans was $3.2 million and $4.2 million, respectively, and was included in “Investment income due and accrued” on the Company’s consolidated balance sheets.

6.	REINSURANCE

The Company’s insurance company subsidiaries, in the ordinary course of business, reinsure certain risks with other insurance companies. These arrangements provide greater diversification of risk and limit the maximum net loss potential arising from large risks. To the extent that reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains liable.

The reinsurance receivable at December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(In thousands)

Paid losses recoverable	$1,764	$20,451
Other — net(1)	708	(13,329)

Total reinsurance receivable	$2,472	$7,122

(1)	The amounts included in Other-net above for 2008 primarily represent premium ceded and expenses ceded to Wilton for the period from the Coinsurance Effective Date through December 31, 2008 that were not yet settled.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2008, reinsurance receivables were $2.5 million and $7.1 million, respectively, and were included in “Agent and other receivables” on the consolidated balance sheets. Additionally, at December 31, 2009 and 2008, reinsurance payables were $14.1 million and $0, respectively and were included in “Other liabilities” on the consolidated balance sheets. Reinsurance amounts include premiums ceded and expenses ceded to various reinsurers that were not yet settled at the balance sheet date. The increase in the liability from 2008 to 2009 was primarily due to the timing of the final settlement amount for the sale of the Life Insurance Division business.

Amounts included in “Reinsurance recoverable — ceded policy liabilities” on the consolidated balance sheets primarily represent business ceded to Wilton as disclosed in the table below:

	December 31,
	2009	2008
	(In thousands)

Wilton	$333,827	$353,580
Other	27,478	31,221

Total coinsurance arrangements	$361,305	$384,801

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Premiums:
Premiums Written:
Direct	$1,032,128	$1,391,413	$1,503,082
Assumed	1,352	25,752	32,694
Ceded	(68,712)	(147,504)	(156,254)

Net Written	$964,768	$1,269,661	$1,379,522

Premiums Earned:
Direct	$1,045,501	$1,420,964	$1,558,340
Assumed	4,108	26,030	30,614
Ceded	(69,660)	(146,558)	(206,761)

Net Earned	$979,949	$1,300,436	$1,382,193

Ceded benefits and settlement expenses	$36,090	$99,564	$126,051

2008 Coinsurance Arrangements

In connection with the Company’s exit from the Life Insurance Division business, Wilton agreed, effective July 1, 2008, to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). Under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), Wilton assumed responsibility for all insurance liabilities associated with the Coinsurance Policies, and agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies, with Wilton assuming the risk from the Ceding Companies. At December 31, 2009 and 2008,

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy liabilities ceded to Wilton were recorded in “Policy liabilities” with a corresponding asset recorded in “Reinsurance recoverable — ceded policy liabilities” on the Company’s consolidated balance sheets.

See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the Company’s exit from the Life Insurance Division business.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by operating division as of December 31, 2009 and 2008 are as follows:

	December 31, 2009
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Self-Employed Agency Division	$40,025	$55,283	$(9,694)	$85,614
Life Insurance Division	359	—	—	359

	$40,384	$55,283	$(9,694)	$85,973

	December 31, 2008
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Self-Employed Agency Division	$40,025	$55,283	$(8,112)	$87,196
Life Insurance Division	359	—	—	359

	$40,384	$55,283	$(8,112)	$87,555

Other intangible assets consisted of the following: state insurance licenses related to the acquisition of Fidelity Life Insurance Company in December 2007; customer lists, trademark and non-compete agreements related to the acquisition of substantially all of the operating assets of HEI Exchange Inc. in October 2004; and the acquisition of the right to certain renewal commissions from Special Investment Risks, Ltd (“SIR”). Previously, SIR sold health insurance policies that were either issued by a third-party insurance company and coinsured by the Company or policies that were issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR, and in accordance with the terms of the asset sale agreement, SIR retained the right to receive certain commissions and renewal commissions. On May 19, 2006, the Company and SIR entered into a termination agreement, pursuant to which SIR received an aggregate of $47.5 million from the Company and all future commission payments owed to SIR under the asset sale agreement were discharged in full.

During 2009, the customer lists, trademark and non-compete agreements related to the acquisition of HEI Exchange Inc. became fully amortized and were written-off in accordance with ASC 350 Intangibles — Goodwill and Other. The Company recorded amortization expense associated with other intangibles of $1.6 million, $1.6 million and $1.7 million in 2009, 2008 and 2007, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization Expense
(In thousands)

2010	$1,525
2011	1,532
2012	1,550
2013	1,580
2014	1,620
Thereafter	33,738

$41,545

8.	POLICY LIABILITIES

As more fully described below, policy liabilities consisted of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities at December 31, 2009 and 2008 as follows:

	December 31,
	2009	2008
	(In thousands)

Future policy and contract benefits	$462,217	$486,174
Claims	339,755	415,748
Unearned premiums	46,309	61,491
Other policy liabilities	8,247	9,633

	$856,528	$973,046

During the years ended 2009, 2008 and 2007, the Company incurred the following costs associated with benefits, claims and settlement expenses net of reinsurance ceded:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Future liability and contract benefits	$4,010	$21,297	$25,232
Claims benefits	580,868	835,698	776,551

Total benefits, claims and settlement expenses	$584,878	$856,995	$801,783

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Accident & Health	$101,575	$105,479
Life	266,829	291,621
Annuity	93,813	89,074

	$462,217	$486,174

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to return-of-premium (“ROP”) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The future policy benefits for the ROP rider are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits were $88.1 million and $95.4 million at December 31, 2009 and 2008, respectively.

The remainder of the future policy benefits for accident and health are for insurance coverage for which the present value of future benefits exceed the present value of future valuation net premiums. “Valuation net premiums” refers to a series of net premiums wherein each premium is set as a constant proportion of expected gross premium over the life of the covered individual. This occurs when the premium rates are developed such that they will not increase at the same rate benefits increase over the period insurance coverage is in force. This policy benefit is included in the Company’s issue-age rated disability income policies and products introduced in 2008 and later.

Life Policies and Annuity Contracts

With respect to traditional life insurance, future policy benefits are computed on a net level premium method. Substantially all liability interest assumptions range from 3.0% to 6.0%. Such liabilities are graded to equal statutory values or cash values prior to maturity.

Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.3%, 4.3% and 4.5%, respectively, during each of 2009, 2008 and 2007. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2009, 2008 and 2007.

The Company has assumed certain annuity business from another company, utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate ranging from 4% to 6%, consistent with the best estimate assumptions for interest sensitive life plans and consistent with pricing assumptions for non-interest sensitive life plans. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 4.5% during 2009, 2008 and 2007.

The carrying amounts of liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities) at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In thousands)

Direct annuities	$59,939	$52,071
Assumed annuities	32,559	35,508
Supplemental contracts without life contingencies	1,315	1,495

	$93,813	$89,074

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Set forth below is a summary of claim liabilities by business unit each of December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(In thousands)

Self-Employed Agency Division	$300,525	$348,044	$371,861
Disposed Operations(1)	11,877	36,388	25,945

Subtotal	312,402	384,432	397,806
Reinsurance recoverable(2)	27,353	31,316	37,293

Total claim liabilities	$339,755	$415,748	$435,099

(1)	Reflects claims liabilities associated with the following former divisions of the Company: Medicare Division, Other Insurance Division, Life Insurance Division, Student Insurance Division and Star HRG Division. The claims liabilities remaining at December 31, 2009 primarily represent the liability associated with the remaining Medicare business and Other Insurance Division.

(2)	Reflects liability related to unpaid losses recoverable. The amount associated with Disposed Operations in 2009, 2008 and 2007 was $22.4 million, $26.6 million and $33.3 million, respectively.

The majority of Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim, as well as the dates a payment is made against the claim. The completion factors are selected so that they are equally likely to be redundant as deficient.

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

The developmental method used by the Company to estimate most of its claim liabilities produces a single estimate of reserves for both in course of settlement (“ICOS”) and incurred but not reported (“IBNR”) claims on an integrated basis. Since the IBNR portion of the claim liability represents claims that have not been reported to the Company, this portion of the liability is inherently more imprecise and difficult to estimate than other liabilities. A separate IBNR or ICOS reserve is estimated from the combined reserve by allocating a portion of the combined reserve based on historical payment patterns. Approximately 73%-83% of the Company’s claim liabilities represent IBNR claims over the last three years.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the table below is the summary of the IBNR claim liability by business unit at each of December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Self Employed Agency Division	$211,634	$289,096	$309,462
Disposed Operations(1)	10,880	35,257	17,657

Subtotal	222,514	324,353	327,119
Reinsurance recoverable	25,883	10,554	32,270

Total IBNR claim liability	248,397	334,907	359,389
ICOS claim liability	89,888	60,079	70,687
Reinsurance recoverable	1,470	20,762	5,023

Total ICOS claim liability	91,358	80,841	75,710

Total claim liability	$339,755	$415,748	$435,099

Percent of IBNR to Total	73%	81%	83%

(1)	Reflects incurred claims liabilities associated with the Company’s Medicare, Other Insurance Division, Life Insurance Division, Student Insurance Division and Star HRG Division.

For the majority of health insurance products in the SEA Division, the Company’s claim liabilities are estimated using the developmental method, The Company establishes the claims liability dependent upon the incurred dates, with certain adjustments, as described below. For certain products introduced prior to 2008, claims liabilities for the cost of all medical services related to a distinct accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in occurrence of a covered benefit service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date is established if claims payments continue for more than thirty-six months without a six month break in service.

For products introduced in 2008 and later, claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is consistent with the assumptions used in the pricing of these products, which represent approximately 10% of the total claim liability of the SEA Division at December 31, 2009.

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

With respect to Disposed Operations, the Company primarily assigns incurred dates based on the date of service, which estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Adjustments are made in the completion factors to account for pending claim inventory

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes and contractual continuation of coverage beyond the end of the financial period. However, for the workers’ compensation business that was part of the Life Insurance Division operations, for which the Company still retains some risk, the Company assigns incurred dates based on the date of loss. Additionally, with respect to Other Insurance, the Company assigns incurred dates based on the date of loss, which estimates the liability for all payments related to a loss at the end of the applicable financial period in which the loss occurs.

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Claims liability at beginning of year, net of reinsurance	$384,432	$397,806	$444,550
Less: Claims liability paid on business disposed	—	(10,694)	—
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	613,212	858,855	851,575
Prior years	(32,344)	(23,157)	(75,024)

Total incurred losses, net of reinsurance	580,868	835,698	776,551

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	399,864	545,368	535,987
Prior years	253,034	293,010	287,308

Total paid claims, net of reinsurance	652,898	838,378	823,295

Claims liability at end of year, net of related reinsurance recoverable (2009 — $27,353; 2008 — $31,316; 2007 — $37,293)	$312,402	$384,432	$397,806

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Self-Employed Agency Division	$(36,342)	$(20,305)	$(75,552)
Disposed Operations	3,998	(2,852)	528

Total favorable development	$(32,344)	$(23,157)	$(75,024)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the SEA Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2009, 2008, and 2007 is set forth in the table below by source:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Development in the most recent incurral months	$(22,762)	$(14,744)	$(25,957)
Development in completion factors	(4,743)	2,495	(9,536)
Development in reserves for regulatory and legal matters	(6,858)	(1,888)	(14,991)
Development in the ACE rider	(2,240)	(5,784)	(13,670)
Development in non-renewed blanket policies	5	(149)	(6,669)
Other	256	(235)	(4,729)

Total favorable development	$(36,342)	$(20,305)	$(75,552)

The total favorable claims liability development experience for 2009, 2008 and 2007 in the amount of $36.3 million, $20.3 million and $75.6 million, respectively, represented 10.4%, 5.5% and 18.1% of total claim liabilities established for the SEA Division as of December 31, 2008, 2007 and 2006, respectively.

Development in the most recent incurral months and development in completion factors

As indicated in the table above, considerable favorable development ($27.5 million, $12.2 million and $35.5 million for the year ended December 31, 2009, 2008 and 2007, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. The favorable claims development is partially offset by an estimated claims liability arising from a review of its claims processing for state mandated benefits. The review is expected to be completed by the first half of 2011. As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its claims liability estimate related to state mandated benefits and recorded a claim liability estimate of $23.9 million. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected (see discussion below regarding Changes in SEA Claim Liability Estimates).

Development in reserves for regulatory and legal matters

The Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

Development in the Accumulated Covered Expense (“ACE”) rider

The ACE rider is an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. Development in the ACE rider is presented

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately due to the greater level of volatility in the ACE product resulting from the nature of the benefit design where there are less frequent claims but larger dollar value claims. The development experience presented in the table above is largely attributable to development in the most recent incurral months and development in the completion factors (see “Changes in the SEA Claim Liability Estimates” discussion below).

Cancellation of Blanket Policies

In 2009, the SEA Division experience unfavorable development in its claim liability of $5,000 related to its reserve for benefits provided through group blanket contracts to the members of certain associations. In 2008 and 2007, the SEA Division benefited from favorable development in its claim liability of $149,000 and $6.7 million, respectively, related to its reserve for benefits provided through group blanket contracts to the members of certain associations. These contracts were terminated at the end of 2006 and the Company’s subsequent actual experience was generally favorable in comparison to the reserve estimates established prior to the termination of the contracts, except for one late claim payment in 2009 after the related reserve had been released.

Other

The remaining unfavorable development in the prior year’s claim liability was $256,000 in 2009. In 2008 and 2007, respectively, the remaining favorable development in the prior year’s claim liability was $235,000 and $4.7 million. In each year this remainder represents less than 1.1% of the total claim liability established at the end of each preceding year.

Impact on Disposed Operations

The unfavorable claim liability development experience of $4.0 million in 2009 is primarily related to the poor performance of the Medicare product sold in the 2008 calendar year. The favorable development in 2008 of $2.9 million was due to the release of excess reserves in the Other Insurance Division. The unfavorable claim liability development experience in 2007 of $528,000 was primarily due to certain large claims reported in 2007 associated with claims incurred in prior years in the Other Insurance Division.

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

The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment. During the fourth quarter of 2009, based on a review of its claims processing for state mandated benefits, which review is expected to be completed by the first half of 2011, the Company refined its claim liability estimate related to state mandated benefits. Based on this review of submitted charges for state mandated benefits, the Company recorded a claim liability estimate of $23.9 million.

No additional refinements to the claim liability estimation techniques were found to be necessary during 2009 and 2008 over and above the regular update of the completion factors, the impact of which was included in the benefit expense.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, the Company made the following refinements to its claim liability estimate:

•	The claim liability was reduced by $12.3 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to deviation.

•	A reduction in the claim liability of $11.2 million was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more recent claims payment experience.

•	The Company made certain refinements to reduce its estimate of the claim liability for the ACE rider totaling $10.9 million. These refinements were attributable to updates of the completion factors used in estimating the claim liability for the ACE rider, reflecting an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products.

9.	DEBT AND STUDENT LOAN CREDIT FACILITY

The Company’s debt is comprised of the following at December 31, 2009:

						Interest Expense
	Principal	Maturity		Interest		For the Year Ended December 31,
	Amount	Date		Rate(a)		2009	2008	2007
	(Dollars in thousands)

2006 credit agreement:
Term loan	$362,500	2012		1.28%		$16,374	$21,223	$24,455
$75 Million revolver (non-use fee)	—	2011		—		308	132	161
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.78%		696	1,024	1,388
HealthMarkets Capital Trust I	51,550	2036		3.30%		2,108	3,288	4,432
HealthMarkets Capital Trust II	51,550	2036		8.37%		4,373	4,385	4,373
Interest on Deferred Tax Gain	—			4.00%		2,937	3,977	4,284
Interest on Coinsurance	—			—		—	3,148	—
Amortization of financing fees	—					4,770	4,519	4,516

Total debt	$481,070					$31,566	$41,696	$43,609
Student Loan Credit Facility	77,350	(b	)	0.00	%(c)	866	3,483	6,192

Total	$558,420					$32,432	$45,179	$49,801

(a)	Represents the interest rate on December 31, 2009.

(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental calculation of financing fee amortization:

	Capitalized		Amortization Expense
	Amount at December 31,		For the Year Ended December 31,
	2009	Life (years)	2009	2008	2007
	(Dollars in thousands)

2006 credit agreement:
Term loan	$7,156	6	$2,838	$2,647	$2,749
$75 Million revolver (non-use fee)	790	5	632	633	632
Trust preferred securities:
UICI Capital Trust I	—	5	29	85	85
HealthMarkets Capital Trust I	884	5	635	577	526
HealthMarkets Capital Trust II	889	5	636	577	524

Amortization of financing fees	$9,719		$4,770	$4,519	$4,516
Loss on early extinguishment of debt	—	5	—	—	2,926

Total	$9,719		$4,770	$4,519	$7,442

During 2007, the Company incurred a $2.9 million loss, which is included in “Realized gains, net” on the consolidated statement of income (loss), related to the early extinguishment of debt due to a $75.0 million voluntary prepayment on the term loan.

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows:

		Student Loan Credit
For the Year Ended December 31,	Debt	Facility
	(In thousands)

2010	$—	$12,550
2011	—	11,750
2012	362,500	10,400
2013	—	9,050
2014	—	7,800
Thereafter	118,570	25,800

	$481,070	$77,350

The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $394.8 million and $317.4 million at December 31, 2009 and 2008, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2009 and 2008, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.

2006 Credit Agreement

In connection with the Merger on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The revolving credit facility will expire on April 5, 2011, and the term loan facility will expire on April 5, 2012. At both December 31, 2009 and 2008, $362.5 million remained

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding and bore interest at LIBOR plus 1%. The Company has not drawn on the $75.0 million revolving credit facility.

The term loan requires nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date, at which time the remaining principal amount is due. As a result of voluntary prepayments made, the Company is no longer obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments if the Company is unable to meet certain leverage ratios. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West, Chesapeake, HealthMarkets Insurance and Insphere.

In connection with the financing, the Company incurred issuance costs of $26.5 million, which were capitalized and are being amortized over six years.

Trust Preferred Securities

2006 Notes

On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II, two newly formed Delaware statutory business trusts, (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “2006 Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the 2006 Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “2006 Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.37% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the 2006 Trust Securities will be paid at the same interest rates paid on the 2006 Notes.

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

In accordance with the Variable Interest Entities subsection of ASC Topic 810-10-15, Consolidation, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts is included in “Short-term and other investments” on the consolidated balance sheets. Income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the 2006 Notes, have been recorded as “Interest income” and “Interest expense,” respectively. Interest income, which is recorded in “Other income” on the consolidated statements of income (loss), was

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$195,000, $231,000 and $265,000, respectively, for the years ended December 31, 2009, 2008 and 2007. In connection with the financing, the Company incurred issuance costs of $6.0 million, which were capitalized and are being amortized over five years.

2004 Notes

On April 29, 2004, the Company, through a newly formed Delaware statutory business trust (the “Trust”), completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The 2004 Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes. In connection with the financing, the Company incurred issuance costs of approximately $400,000, which were capitalized and are being amortized over five years.

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

Student Loan Credit Facility

Prior to February 1, 2007, the Company funded its student loan commitments with the proceeds from a secured student loan credit facility. Indebtedness outstanding under the student loan credit facility is represented by Student Loan Asset-Backed Notes (the “SPE Notes”), which were issued by a bankruptcy-remote special purpose entity (the “SPE”) and secured by alternative (i.e., non-federally guaranteed) student loans and accrued. At December 31, 2009 and 2008, the carrying amount of student loans and accrued interest pledged to secure payment of student loan indebtedness was $70.8 million and $80.5 million, respectively. Additionally, at December 31, 2009 and 2008, the Company held cash, cash equivalents and other qualified investments of $6.6 million and $5.9 million, respectively, pledged to secure payment of student loan indebtedness. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding student loans.

The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. The student loan credit facility has been classified as a financing activity as opposed to a sale, and accordingly, the Company recorded no gain on sale of the assets transferred to the SPE.

The SPE Notes were issued by the SPE in three tranches: $50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”), $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”) issued on April 27, 2001 and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans, and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2009 and 2008, the Company made principal payments of $8.7 million and $11.4 million, respectively, on the SPE Notes.

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

10.	DERIVATIVES

At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps were 3, 4 and 5 years beginning on April 11, 2006. HealthMarkets uses such interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of the Company’s overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract, in which the Company has an unrealized gain, fails to perform according to the terms of the agreement. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings. During 2009, the 3 year swap matured and, at December 31, 2009, the Company held two interest rate swap agreements with an aggregate notional amount of $200.0 million.

At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million, which was recorded in “Additional paid-in capital” on the Company’s consolidated balance sheet. At December 31, 2009 and 2008, the Company valued its interest rate swaps using a third party, and employed control procedures to validate the reasonableness of valuation estimates obtained. Additionally, in assessing the fair value of its interest rate swaps, the Company considered the current interest rates and the current creditworthiness of the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties, as well as the current creditworthiness of HealthMarkets, as applicable. The table below represents the fair values of the Company’s derivative assets and liabilities as of December 31, 2009 and 2008:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
	(In thousands)

Derivatives designated as hedging instruments under ASC 815
Interest rate swaps		$—	$—	Other liabilities	$8,766	$13,538

Total derivatives		$—	$—		$8,766	$13,538

In accordance with ASC 820, the fair values of the Company’s interest rate swaps are also contained in Note 3 of Notes to Consolidated Financial Statements.

The swap agreements are designed as hedging instruments. The Company originally established the hedging relationship on April 11, 2006, to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. At the inception of the hedging relationship, the interest rate swaps had an aggregate fair value of approximately $2.6 million. At December 31, 2006, the Company prepared its quarterly assessment of hedge effectiveness and determined that the three interest rate swaps were not highly effective for the period. The Company terminated the hedging relationships as of October 1, 2006, the beginning of the period of assessment. In February 2007, the Company redesignated the hedging relationship to again hedge the risk of changes in the its cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan.

In preparing its assessment of the hedge effectiveness at December 31, 2009, 2008 and 2007, there were no components of the derivative instruments that were excluded from the Company’s assessment. Additionally, HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. The table below represents the effect of derivative instruments in hedging relationships on the Company’s consolidated statements of income (loss) for the years ended December 31, 2009, 2008 and 2007:

					Amount of Interest				Amount of
					Expense (Income)				(Gain) Loss
					Reclassified from				Recognized in
	Amount of Gain (Loss) Recognized in			Location of	Accumulated OCI into			Location of	Income on
	OCI on Derivative			Gain (Loss)	Income (Expense)			(Gain) Loss	Derivative
	(Effective Portion)			(Effective	(Effective Portion)			(Ineffective	(Ineffective Portion)
	2009	2008	2007	Portion)	2009	2008	2007	Portion)	2009	2008	2007
(In thousands)

Interest rate swaps	$7,399	$(5,022)	$(6,995)	Interest expense	$(9,139)	$(3,995)	$1,023	Investment income	$(650)	$(742)	$(697)

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009 and 2008, the Company did not have any derivative instruments not designated as hedging instruments. The table below represents the effect of derivative instruments not designated as hedging instruments on the Company’s statements of income (loss) for the years ended December 31, 2009, 2008 and 2007:

	Location of
	Gain (Loss)
	Recognized in	Amount of Gain (Loss) Recognized in
	Income on	Income on Derivatives
	Derivative	2009	2008	2007
		(In thousands)

Interest rate swaps	Realized gains, net	$—	$—	$25

At December 31, 2009, “Accumulated other comprehensive income (loss)” included a deferred after-tax net loss of $4.6 million related to the interest rate swaps of which $520,000 ($338,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011, of which $387,000 is expected to be reclassified into earnings within the next twelve months.

11.	GRAPEVINE

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC, as a dividend in kind, which consisted of a $150.8 million note receivable that HealthMarkets, LLC had received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (the “CIGNA Note”) and a related guaranty agreement pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note (the “Guaranty Agreement”). After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC, in turn, assigned the CIGNA Note and Guaranty Agreement to Grapevine.

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

On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine of $72.4 million. At December 31, 2009 and 2008, the Company’s investment in Grapevine, at fair value, was $5.2 million and $6.0 million, respectively, which was recorded in “Fixed maturities” on the consolidated balance sheets. The Company measures the fair value of its residual interest in Grapevine using a present value of future cash flows model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed yield observed on a comparable CIGNA bond. Variations in the fair value could occur due to changes in the prevailing interest rates and changes in the counterparty credit rating of debtor. Using a sensitivity analysis model assuming a 100 basis point increase and a 150 basis point increase in interest rates at December 31, 2009, the fair market value on the Company’s investment in Grapevine would have decreased approximately $469,000 and $684,000, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company includes its investment in Grapevine in “Fixed maturities” on the consolidated balance sheets. Grapevine is a non-consolidated qualifying special-purpose entity (“QSPE”), as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), which was codified into FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). As a QSPE, the Company does not consolidate the financial results of Grapevine and, instead, accounts for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, which was codified into FASB ASC Topic 325, Investments — Other, 40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). See Note 11 of Notes to Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16), which provides amendments to ASC 860. ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a QSPE and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. This guidance is effective for annual and interim periods beginning after November 15, 2009. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	FEDERAL INCOME TAXES

Deferred income taxes for 2009 and 2008 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2009	2008
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition and loan origination	$19,767	$21,287
Depreciable and amortizable assets	13,428	14,474
Unrealized gains on securities	2,561	—
Gain on installment sales of assets	54,767	56,442

Total gross deferred tax liabilities	90,523	92,203

Deferred tax assets:
Litigation accruals	2,362	2,771
Policy liabilities	14,314	16,931
Unrealized losses on securities	—	22,600
Invested assets	3,047	7,732
Compensation accrual	10,185	13,271
Other	8,637	5,403

Total gross deferred tax assets	38,545	68,708
Less: valuation allowance	—	—

Deferred tax assets	38,545	68,708

Net deferred tax liability	$(51,978)	$(23,495)

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The Company believes that it is more likely than not that deferred tax assets will be realizable in future periods.

For tax purposes, the Company realized capital gains from the 2006 sales of the Student Insurance Division and the Star HRG Division in the aggregate of $228.4 million, of which $66.2 million was recognized on the installment basis. Deferred taxes of $54.8 million will be payable on the deferred gains of $156.5 million as the Company receives payment on the CIGNA Note received in consideration for the sale of the Star HRG Division assets and on the UHG Note received in consideration for the sale of the Student Insurance Division assets (see Note 20 of Notes to Consolidated Financial Statements).

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax expense (benefit) consisted of the following:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

From operations:
Continuing operations:
Current tax expense	$8,353	$15,454	$37,938
Deferred tax expense (benefit)	3,323	(47,163)	11,745

Total from continuing operations	11,676	(31,709)	49,683

Discontinued operations:
Current tax expense (benefit)	88	116	425
Deferred tax expense (benefit)	—	—	—

Total from discontinued operations	88	116	425

Total	$11,764	$(31,593)	$50,108

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Small life insurance company deduction	—	—	(0.3)
Low income housing credit	(1.4)	1.1	(0.8)
Tax basis adjustment of assets sold	—	(0.9)	—
Nondeductible monetary assessments and penalties	3.6	—	5.9
Nondeductible expenses, other	3.5	(1.1)	1.0
Nondeductible amortization of merger debt costs	3.6	(1.2)	1.4
Tax exempt income	(7.0)	3.2	(2.1)
Tax uncertainties	2.5	(0.3)	0.3
Prior tax accrual	0.1	1.3	1.3

Effective income tax rate applicable to continuing operations	39.9%	37.1%	41.7%

As further discussed in Note 18 of Notes to Consolidated Financial Statements, the Company paid monetary assessments or penalties that are non-deductible for tax purposes. The litigation filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts, settled in 2009, resulted in penalty assessments in the aggregate of $3.0 million. During 2007, the Company recognized a $20.0 million expense associated with the settlement of a multi-state market conduct examination.

The Company and its corporate subsidiaries file a consolidated federal income tax return. The primary form of state taxation is the tax on collected premiums. The few states that impose an income tax generally allow the income tax to be used as a credit against its premium tax obligation. Therefore, any state income taxes are accounted for as premium taxes for financial reporting purposes.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2008
	(In thousands)

Gross unrecognized tax benefits, January 1,	$—	$1,577
Additions for tax positions of prior year	731	—
Prior year tax positions settled during year	(731)	(1,577)

Gross unrecognized tax benefits, December 31,	$—	$—

In February 2010, the Company settled an examination of the 2006 and 2007 tax years with the Internal Revenue Service which required a correction of a deduction at a tax cost of $454,000. Additional interest due on the previous 2003 and 2004 examination of $277,000 was settled and paid during 2009. In February of 2008, the Company resolved its outstanding uncertain tax positions related to the 2003 and 2004 tax years with the Internal Revenue Service. The items were settled in amounts materially consistent with the established liabilities for these matters. All years after 2007 remain subject to federal tax examination. Based on an evaluation of tax positions, the Company has concluded that there are no other significant tax positions that require recognition in its consolidated financial statements.

13.	STOCKHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007

Common stock — issued:
Balance, beginning of year	31,026,166	30,952,266	30,020,960
Exercise of stock options	—	—	102,605
Issued to officers, directors and agents	608,309	73,900	828,701

Balance, end of year	31,634,475	31,026,166	30,952,266

Treasury stock:
Balance, beginning of year	1,397,645	429,944	98,861
Purchases of treasury stock:
Repurchase of shares from agents and officers	1,087,052	1,842,459	950,169
Dispositions of treasury stock:
Issuance upon vesting in agent plans	(365,278)	(372,782)	(101,908)
Issue to officers, directors, and agents	(659,189)	(501,976)	(517,178)

Balance, end of year	1,460,230	1,397,645	429,944

Shares outstanding, end of year	30,174,245	29,628,521	30,522,322

The Company’s Board of Directors determines the prevailing “fair market value” of HealthMarkets’ Class A-1 and A-2 common stock in good faith, considering factors it deems appropriate. Since the de-listing of the Company’s stock in 2006, the Company has generally retained several independent investment firms to value its common stock on an annual basis, or more frequently if circumstances warrant. When setting the “fair market value” of the Company’s common stock for the annual valuation, the Board considers, among other factors it deems

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate, each independent investment firm valuation for reasonableness in light of known and expected circumstances. For quarterly valuations other than the annual valuation, the Board considers, among other factors it deems appropriate, earnings per share for that particular quarter. At December 31, 2009 and 2008, the “fair market value” of the Company’s Class A-1 and A-2 common stock, as determined by the Board of Directors, was $19.75 and $19.00, respectively.

On May 3, 2007, the Company’s Board of Directors declared a special cash dividend of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $317.0 million.

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. As a result, the Company paid dividends to stockholders in the aggregate of $120.3 million.

Generally, the total stockholders’ equity of domestic insurance company subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the policyholders’ surplus account. The minimum aggregate statutory capital and surplus requirements of the Company’s principal domestic insurance company subsidiaries was $57.6 million at December 31, 2009, of which minimum surplus requirements for MEGA, Mid-West, Chesapeake and HealthMarkets Insurance were $29.9 million, $11.1 million, $8.0 million and $8.6 million, respectively.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2009, 2008 and 2007, the domestic insurance companies paid dividends of $68.8 million, $249.6 million (including the $110.0 million extraordinary dividend) and $171.2 million (including the $100.0 million extraordinary dividend), respectively, to their parent company, HealthMarkets, LLC. During 2010, the Company’s domestic insurance companies are eligible to pay aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $97.9 million without prior approval by statutory authorities.

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

Combined net income and stockholders’ equity for the Company’s domestic insurance company subsidiaries determined in accordance with statutory accounting practices, as reported in regulatory filings are as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income	$97,923	$16,785	$124,747
Statutory surplus	$325,731	$298,616	$453,066

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income (loss)	$17,724	$(53,455)	$70,159
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	62,939	(37,147)	6,935
Reclassification for investment (gains) losses included in net income (loss)	1,830	(2,158)	(872)
Other-than-temporary impairment losses recognized in OCI	(281)	—	—

Effect on other comprehensive income (loss) from investment securities	64,488	(39,305)	6,063

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	(2,390)	(9,760)	(6,668)
Reclassification adjustments included in net income (loss)	9,789	4,738	(327)

Effect on other comprehensive income from hedging activities	7,399	(5,022)	(6,995)

Other comprehensive income (loss), before tax	71,887	(44,327)	(932)
Income tax expense (benefit) related to items of other comprehensive income (loss)	25,161	(15,489)	(352)

Other comprehensive income (loss), net of tax	46,726	(28,838)	(580)

Comprehensive income (loss)	$64,450	$(82,293)	$69,579

14.	AGENT STOCK ACCUMULATION PLANS

As of December 31, 2009, the Company sponsored a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent contractor insurance agents and independent contractor sales representatives associated with the Company.

The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion of their commissions or other compensation earned on a monthly basis (subject to prescribed limits) to purchase shares of HealthMarkets Class A-2 common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts, book credits in the form of equivalent shares based on the number of shares of HealthMarkets Class A-2 common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The matching credits vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets Class A-2 common stock. Matching credits forfeited by participants are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts.

The Agent Plans do not constitute as qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and, as such, the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total compensation expense and tax benefit associated with the Company’s Agent Plans for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Insurance segment expense	$3,977	$3,912	$9,019
Corporate (benefit) expense	858	(6,758)	(482)

Total Agent Plan compensation (benefit) expense	4,835	(2,846)	8,537
Related tax benefit (expense)	1,692	(996)	2,988

Net (benefit) expense	$3,143	$(1,850)	$5,549

The portion of compensation expense reflected in the Insurance segment relates to the prevailing valuation of the Class A-2 common shares on or about the time the unvested matching credits are granted to participants. The remaining portion of compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Corporate business segment.

The liability for matching credits is based on (i) the number of unvested credits, (ii) the prevailing fair market value of the Class A-2 common stock as determined by the Company’s Board of Directors (see Note 13 of Notes to Consolidated Financial Statements) and (iii) an estimate of the percentage of the vesting period that has elapsed. At December 31, 2009, the Company recorded a liability for 956,571 unvested matching credits payable under the Agent Plans of $14.1 million, of which 346,855 vested in January 2010. Upon vesting, the Company recorded a decrease in Additional paid in capital of $1.4 million, a decrease in Treasury stock of $8.3 million, and a decrease in Other liabilities of $6.9 million. At December 31, 2008, the Company recorded a liability of $16.2 million for 1,166,663 unvested matching credits, of which 362,711 vested in January 2009. Upon vesting, the Company recorded a decrease in Additional paid-in capital of $5.8 million, a decrease in Treasury shares of $12.7 million, and a decrease in Other liabilities of $6.9 million.

The accounting treatment of the Company’s Agent Plans result in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair market value of the Company’s Class A-2 common stock, as determined by the Company’s Board of Directors. In periods of decline in the fair market value of HealthMarkets Class A-2 common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair market value of the Company’s Class A-2 common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted.

In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, the Agent Plans were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”), in which eligible insurance agents and a limited number of eligible employees may participate. Accounts under the predecessor agent stock plans were transferred to the ISOP. Several features of the ISOP differ in certain material respects from the predecessor agent stock plans, including, but not limited to, plan participation by designated eligible employees and the elimination of the reallocation of forfeited matching account credits after June 30, 2010.

15.	EMPLOYEE 401(k) AND STOCK PLANS

HealthMarkets 401(k) and Savings Plan

The Company maintains the HealthMarkets 401(k) and Savings Plan (the “Employee Plan”) for the benefit of its employees. The Employee Plan enables employees to make pre-tax contributions to the Employee Plan (subject

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to overall limitations) and to receive discretionary matching contributions made by the Company. Contributions funded by the Company currently vest in prescribed increments over a six year period.

Three key provisions of the Employee Plan were amended during 2008 as follows: (i) the supplemental contribution was suspended in April 2008 and is now discretionary, (ii) the matching contribution was increased from 50% to 100% of an employee’s pre-tax contribution, up to 6% and (iii) an automatic enrollment feature was added in June of 2008.

In accordance with the terms of the Employee Plan during 2009, 2008 and 2007, the Company made supplemental contributions of $-0-, $1.0 million and $3.0 million, respectively, and matching contributions of $3.8 million, $4.6 million and $2.0 million, respectively.

Employee Stock Plans

At December 31, 2009, the Company had various share-based plans for employees and directors, which are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Amounts included in reported financial results:
Total cost of stock option plans(1)	$3,735	$4,543	$5,828
Total cost of other stock-based compensation(2)	5,517	1,126	1,503

Amount charged against income, before tax	9,252	5,669	7,331
Related tax benefit	3,238	1,984	2,566

Net expense included in financial results	$6,014	$3,685	$4,765

(1)	2007 includes $1.9 million as a result of modifications to stock options in connection with the special cash dividend.

(2)	Includes restricted stock and phantom stock plans.

The Company presented $1.7 million and $578,000 of tax shortfalls in 2009 and 2008, respectively, and $313,000 of excess tax benefits in 2007 from share-based compensation as cash from financing activities.

1987 Stock Option Plan

The Company terminated the 1987 Stock Option Plan during 2009. There were no options outstanding under the plan when it was terminated.

HealthMarkets 2006 Management Option Plan

In accordance with the Second Amended and Restated HealthMarkets 2006 Management Option Plan (the “2006 Plan”), options to purchase up to an aggregate of 4,589,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company. In 2009 the 2006 Plan was modified to (1) include the ability to grant restricted stock awards and restricted stock units and (2) to increase the number of the shares issuable under the 2006 Plan, the number of shares that may be granted as incentive stock options in each case by 1,350,000, from 3,239,741 to 4,589,741. Share requirements may be met from either unissued or treasury shares. The number of shares available includes 1,350,000 additional shares authorized at a special meeting of stockholders held December 1, 2009.

Non-qualified options to purchase shares of Class A-1 common stock have been granted under the 2006 Plan to employees (the “Employee Options”) and non-employee directors (“the Director Options”). One-third of the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2008, non-qualified options to purchase shares of Class A-1 common stock were granted under the 2006 Plan to certain newly-hired executive officers of the Company (the “Executive Options”). The Executive Options generally consist of time-based options, which vest over periods ranging from three to five years, and performance-based options, which become exercisable only upon the achievement by the Private Equity Investors and their respective affiliates of certain return-based goals on their investments in the Company. The initial exercise price is equal to the fair market value at the date of grant; however, some of the Executive Options provide that the initial exercise price for a portion of the options will accrete at a rate of 10% per year. In such cases, some of the time-based options (the “Executive Time-Based Options”) and some of the performance-based options (the “Executive Performance-Based Options”) will remain exercisable at the initial exercise price for the duration of the option. The exercise price of the remaining time-based options (the “Executive Increasing Exercise Price Options”) and the remaining performance-based options (the “Executive Increasing Exercise Price Performance Options”) will increase 10% each year beginning on the first anniversary of the grant date and ending on the fifth anniversary of the grant date. The Executive Options expire ten years following the grant date. The Executive Time-Based Options and the Executive Increasing Exercise Price Options become immediately exercisable upon the occurrence of a “Change of Control” (as defined in the 2006 Plan) if the optionee remains in the continuous employ of the Company until the date of the consummation of such Change of Control. The Executive Performance-Based Options and the Executive Increasing Exercise Price Performance Options will not become exercisable upon a Change of Control but may remain in effect following a Change in Control under certain specific circumstances.

On September 8, 2009, the Company entered into new employment agreements with certain executive officers of the Company. In connection with their entry into these new employment agreements, the executives agreed to forfeit 1,315,000 stock options previously granted to them and the Company granted 810,640 new stock options and 836,502 new performance-based restricted share awards (Restricted Shares”). The new stock option awards vest quarterly over a five year period with 30% of the award vesting by the first anniversary of June 4, 2009, 20% vesting by the second, third, and fourth anniversary of June 4, 2009, and 10% vesting by the fifth anniversary of June 4, 2009. The Restricted Shares vest, subject to the achievement of certain performance goals. Once these goals are achieved the Restricted Shares vest on the same schedule as the stock options. On March 4, 2010, the performance goals related to the Restricted Shares were achieved. The Company will recognize $11.9 million of incremental compensation expense related to the modification of the Executive Options over the life of these options and Restricted Shares.

As discussed above, on February 25, 2010, the Board of Directors of HealthMarkets, Inc. (the “Board”) declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. To prevent a dilution in

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the rights of participants in the 2006 Plan, the Board of Directors of the Company also approved an adjustment to options granted under the 2006 Plan pursuant to which the exercise price of the options would be reduced by $3.94 per share, which is the amount of such dividend.

Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established.

	Options Outstanding for Accounting
	(Excludes Options with no Performance Criteria)				Performance-based Options(a)				Combined
		Average	Aggregate			Average	Aggregate		Total
	Number	Option	Intrinsic	Remaining	Number	Option	Intrinsic	Remaining	Number
	of	Price per	Value ($)	Contractual	of	Price per	Value ($)	Contractual	of
	Shares	Share ($)	in (000’s)	Term	Shares	Share ($)	in (000’s)	Term	Shares

Outstanding options at December 31,2008	2,057,969	30.82	—	8.1	125,288	29.49	—	8.7	2,183,257
Granted	1,079,640	19.29			134,500	19.06			1,214,140
Performance defined	35,780	29.63			(35,780)	29.63			—
Expired	(110,395)	31.30			—				(110,395)
Cancelled	(1,625,207)	31.09			(50,034)	23.74			(1,675,241)
Exercised	—	—			—				—

Outstanding options at December 31, 2009	1,437,787	22.51	672	8.6	173,974	23.04	101	8.7	1,611,761

Options exercisable at December 31, 2009	387,963	26.96	70	6.5	—	—	—	—	387,963
Options expected to vest	1,347,592	22.43	621	8.6	130,481	23.04	76	8.7	1,478,073

(a)	Includes future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of stock options (including future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes) outstanding and exercisable at December 31, 2009:

		Options Outstanding		Options Exercisable
	Outstanding	Weighted-	Weighted-	Exercisable	Weighted-
	Options	Average	Average	Options	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2009	Contractual Life	Price ($)	2009	Price ($)

$19.00 - $19.37	1,152,140	9.6 years	19.28	121,597	19.37
$24.00 - $24.00	87,500	6.9 years	24.00	33,830	24.00
$26.49 - $26.49	78,026	3.5 years	26.49	62,931	26.49
$27.86 - $27.86	88,120	6.3 years	27.86	57,644	27.86
$32.05 - $32.05	39,083	2.7 years	32.05	34,214	32.05
$33.72 - $35.00	86,692	7.3 years	34.28	40,326	34.00
$39.49 - $40.97	52,796	7.4 years	40.06	23,753	40.06
$42.03 - $42.03	666	7.9 years	42.03	299	42.03
$43.44 - $44.24	20,336	7.3 years	43.76	10,168	43.76
$45.07 - $46.23	6,402	7.6 years	45.13	3,201	45.13

	1,611,761	8.5 years	22.57	387,963	26.96

The Company measures the fair value of the Time-Based Options, Executive Time-Based Options, Performance-Based Options, Executive Performance-Based Options, and Director Options at the date of grant using a Black-Scholes option-pricing model. The Company measures fair value of the Increasing Exercise Price Options, the Executive Increasing Exercise Price Options, and the Executive Increasing Exercise Price Performance Options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during 2009, 2008 and 2007 was $10.20, $14.85 and $19.40 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2009, 2008 and 2007.

	For the Year Ended December 31
Black-Scholes Values	2009	2008	2007

Expected volatility	47.96%	46.36%	38.52%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.16%	3.42%	4.23%
Expected life in years	7.05	5.91	6.64
Weighted-average grant date fair value	$10.20	$15.15	$20.72

	For the Year Ended December 31
Binomial Values	2009	2008	2007

Range of Expected volatility	45.19% - 65.51%	40.90% - 63.98%	39.70% - 43.97%
Range of Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.71% - 3.46%	2.44% - 4.32%	3.81% - 4.94%
Expected life in years	5.72 - 8.46	5.45 - 8.47	7.01-9.00
Weighted-average grant date fair value	$10.22	$13.45	$16.87

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of the Executive Performance-Based Options and the Executive Increasing Exercise Price

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0 million, $1.1 million and $3.1 million, respectively. During 2009, the Company paid $331,000 to settle options. At December 31, 2009, there was $14.3 million of unrecognized compensation cost related to non-vested stock options. This compensation expense is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock

As discussed above in connection with the new executive employment agreements, in 2009, the Company issued an aggregate of 836,502 shares of Class A-1 performance-based restricted stock to selected officers with a weighted average price per share on the date of issuance of $19.37. Until the lapse of restrictions, generally extending over a five-year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee. Upon a change in control of the Company, the shares of restricted stock are no longer subject to forfeiture.

	Restricted	Weighted Grant
	Share Awards	Date Fair Value

Outstanding at 12/31/2008	40,901	33.01
Granted	836,502	19.37
Vested	(13,635)	33.01
Forfeited	—	—
Outstanding at 12/31/2009	863,768	$19.80

During 2009, the Company recorded compensation expense associated with restricted stock awards of $4.0 million. At December 31, 2009, there was $13.3 million of unrecognized compensation costs, which are expected to be recorded over an average period of 3.8 years.

Other Stock-Based Compensation Plans

At December 31, 2009, the Company had in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 200,000 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. During 2009, 2008 and 2007, the Company paid $0.9 million, $2.0 million and $2.9 million, respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2009 and 2008, the Company’s liability for future benefits payable under the programs was $2.6 million and $2.0 million, respectively, and was recorded in “Other liabilities” on the consolidated balance sheets.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands except per share amounts)

Income (loss) from continuing operations	$17,562	$(53,671)	$69,370
Income from discontinued operations	162	216	789

Net income (loss) available to common shareholders	$17,724	$(53,455)	$70,159

Weighted average shares outstanding, basic	29,521	30,191	30,429
Dilutive effect of stock options and other shares (see Note 15)	663	—	907

Weighted average shares outstanding, dilutive	30,184	30,191	31,336

Basic earnings (losses) per share:
From continuing operations	$0.59	$(1.78)	$2.28
From discontinued operations	0.01	0.01	0.03

Net income (loss) per share, basic	$0.60	$(1.77)	$2.31

Diluted earnings (losses) per share:
From continuing operations	$0.58	$(1.78)	$2.21
From discontinued operations	0.01	0.01	0.03

Net income (loss) per share, diluted	$0.59	$(1.77)	$2.24

During the year ended December 31, 2008, 730,952 of common stock equivalents were anti-dilutive. Consequently, the effect of their conversion into shares of common stock has been excluded from the calculation of diluted net income per share.

17.	RELATED PARTY TRANSACTIONS

Introduction

At December 31, 2009, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 54.6%, 22.4%, and 11.2%, respectively, of the Company’s outstanding equity securities. At December 31, 2008, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 55.6%, 22.8%, and 11.4%, respectively, of the Company’s outstanding equity securities.

Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu, David K. McVeigh and Jason K. Giordano serve as a Senior Managing Director, Executive Director and Principal, respectively, in the Corporate Private Equity group of The Blackstone Group, Adrian M. Jones and Sumit Rajpal serve as Managing Directors of Goldman, Sachs & Co., and Ryan M. Sprott is Managing Director of DLJ Merchant Banking Partners.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, whereby the advisory affiliates agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees of $12.5 million for each of 2009, 2008 and 2007 were paid in full to the advisory affiliates of the Private Equity Investors in January 2009, 2008 and 2007, respectively, and expensed ratably during the year in “Other expenses” on the consolidated statements of income (loss). Of the aggregate annual monitoring fees of $15.0 million for 2010, the Company paid $12.5 million in January 2010, with the remaining balance of $2.5 million to be paid on or before April 30, 2010.

Insphere Advisory Agreement

Pursuant to the terms of an engagement letter dated June 2, 2009, Blackstone Advisory Services L.P. agreed to provide certain financial advisory services to the Company in connection with opportunities presented by the launch of Insphere. The Company agreed to pay Blackstone Advisory Services a specified fee, contingent upon the completion of certain transactions related to such opportunities. During 2009, $2.0 million of contingent consideration was paid to Blackstone Advisory Services in accordance with such agreement.

Future Transaction Fee Agreements

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

In connection with the sale of the Company’s Life Insurance Division business in 2008 (see Note 20 of Notes to Consolidated Financial Statements), the Company remitted to affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners $1.2 million, $479,000 and $240,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.

Group Purchasing Organization

The Company participates in a group purchasing organization (“GPO”) that acts as the Company’s agent to negotiate with third party vendors the terms upon which the Company will obtain goods and services in various designated categories that are used in the ordinary course of the Company’s business. On behalf of the various participants in its group purchasing program, the GPO extracts from such vendors pricing terms for such goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program. The Company’s participation during 2009, 2008 and 2007 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

MEGA Advisory Agreement- Student Insurance and Star HRG Divisions

Pursuant to the terms of an amendment to the Advisory Agreement, dated December 29, 2006, and approved by the Oklahoma Insurance Department effective February 8, 2007, The Blackstone Group provided certain tax structuring advisory services to MEGA in connection with the sale of MEGA’s Student Insurance Division. During 2007, MEGA paid a tax structuring fee of $1.0 million to an advisory affiliate of The Blackstone Group. This expense was recorded as part of the gain on sale in “Realized gains, net” on the Company’s consolidated statement of income (loss).

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

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During 2009, the Company’s original commitment was reduced by $2.0 million, to $8.0 million. As of December 31, 2009, the Company had made contributions totaling $3.9 million, of which $600,000 was funded during 2009. At December 31, 2009, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $4.1 million.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. As of December 31, 2009, the Company had made contributions totaling $6.8 million, of which $2.4 million was funded during 2009. At

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, the Company had a remaining commitment to Blackstone Strategic Alliance Fund L.P. of $3.2 million. During 2009, the Company received $771,000 in capital distributions from Blackstone Strategic Alliance Fund L.P.

Extraordinary Cash Dividend

In connection with the special cash dividend declared on February 25, 2010, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners received dividends in the amount of $65.0 million, $26.6 million and $13.3 million, respectively.

In connection with the special cash dividend declared on May 3, 2007, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners were paid dividends of $173.3 million, $71.0 million and $35.5 million, respectively.

Other

From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. During 2009, 2008 and 2007, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During 2009 in connection with these events, the Company paid the hotel approximately $5.5 million. Additionally, employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.

Transactions with Certain Members of Management

Transactions with National Motor Club

William J. Gedwed (the former Chief Executive Officer and a former director of the Company) holds an equity interest of approximately 5% in NMC Holdings, Inc. (“NMC”), the ultimate parent company of National Motor Club of America and subsidiaries (“NMCA”). Effective January 1, 2005, MEGA and NMCA entered into a new three-year administrative agreement (succeeding a prior two year agreement) for a term ending on December 31, 2007 pursuant to which MEGA agreed to issue life, accident and health insurance policies to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to MEGA certain administrative and record keeping services in connection with the NMCA members for whose benefit the policies have been issued. MEGA terminated this agreement effective January 1, 2007. During 2007, NMCA paid to MEGA $28,000 related to 2006 activity pursuant to the terms of this agreement. Additionally, during 2007, NMCA paid the Company $391,000 for printing and various other services. The Company made no payments to NMCA made in 2009 and 2008.

18.	COMMITMENTS AND CONTINGENCIES

Litigation Matters

The Company is a party to the following material legal proceedings:

Insurance Claims Litigation

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on May 31, 2006 (Linda L. Hopkins and Jerry T. Hopkins v. HealthMarkets, MEGA, the National Association for the Self Employed, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. BC353258. Plaintiffs alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, negligent misrepresentation, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies, California Civil Code Section 1750, et seq. Plaintiffs sought injunctive relief, disgorgement of profits and general and punitive monetary damages in an unspecified amount. On July 10, 2008, the Court granted MEGA’s motion for summary judgment and dismissed this matter, which dismissal was affirmed by the California Court of Appeals on December 22, 2009. On January 4, 2010, plaintiff agreed to forgo his right to petition the California Supreme Court for review, ending this matter.

As previously disclosed, in a related matter, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action brought by Jerry Hopkins (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Mr. Hopkins seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgement was denied. Discovery in this matter is ongoing.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, HealthMarkets Lead Marketing Group, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff alleged several causes of action, both individually and in his capacity as successor in interest to Kathy Closson, including intentional misrepresentation, fraud by concealment and promissory fraud. Plaintiff sought injunctive relief, and general and punitive monetary damages in an unspecified amount. On April 14, 2009, the California Court of Appeals granted summary judgment in favor of MEGA and HealthMarkets Lead Marketing Group dismissing Mr. Closson’s remaining individual claims, which holding was affirmed by the California Supreme Court on June 24, 2009. On December 7, 2009, the Court dismissed this matter with prejudice following the execution of a settlement agreement between the parties that resolved this matter on terms that did not have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group, Mid-West and Mid-West agent Stephen Casey were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. The Court granted Mid-West’s motion for summary judgment and dismissed the case against Mid-West on August 12, 2008. On October 15, 2008, the Court granted judgment in favor of defendant Casey. On November 12, 2008, plaintiff appealed the Court’s grant of these motions to the California Court of Appeals, which appeal is pending before the appellate court.

As previously disclosed, Mid-West was named as a defendant in an action filed on January 9, 2009 (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon) in the Superior Court of Orange County, California, Case No. 30-2009 00117080. Plaintiff alleges bad faith, breach of contract, negligent misrepresentation, and intentional misrepresentation and seeks unspecified economic, punitive, exemplary, and mental damages, costs, interest, and attorneys’ fees. On June 1, 2009, the case was transferred on Mid-West’s motion for change of venue to Los Angeles County Superior Court (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon), Case No. LC086172. On February 24, 2010, the Court granted the defendants’ motion to dismiss this matter with prejudice. Plaintiff has 60 days from the entry of the Court’s order to appeal this ruling.

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

As previously disclosed, Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff has appealed the dismissal of this matter to the United States Tenth Circuit Court of Appeals, which appeal is pending. On June 16, 2008, plaintiff filed a related action with similar allegations naming HealthMarkets, Cornerstone America and Cornerstone agent Steve Kirsch (Lukas Myers and Howard Myers et al. v. HealthMarkets, Inc., Cornerstone America, et al.) in the District Court of Arapahoe County, Colorado, Case No. 08-CV-1236 (the “Myers II matter”). Plaintiffs allege several causes of action, including fraud, fraudulent misrepresentation, breach of contract, bad faith and breach of the Colorado Consumer Protection Act, and seek unspecified compensatory and punitive damages, treble damages under the Colorado Consumer Protection Act, costs and attorneys’ fees. On June 15, 2009, defendants filed a motion to dismiss the Myers II matter, which motion is pending before the Court. Discovery in this matter is ongoing.

As previously disclosed, MEGA was named as a defendant in an action filed on August 31, 2006 (Tracy L. Dobbelaere and Robert Dobbelaere v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Clinton County, Missouri, Cause No. 06CN-CV00618. Plaintiffs alleged several causes of action including negligence, negligent misrepresentation, intentional misrepresentation and loss of consortium and sought unspecified general and punitive damages, interest and attorneys’ fees. On July 7, 2009, the parties settled this matter on terms that do not have a material adverse effect on the Company’s consolidated financial condition and results of operations. On July 20, 2009, the Court dismissed this matter with prejudice following the execution

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a settlement agreement between the parties that resolved this matter on terms that did not have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

MEGA was named as a defendant in an action filed on August 5, 2008 (Robert Perry v. The MEGA Life and Health Insurance Company, et al.) pending in the Superior Court of Maricopa County, Arizona, Case No. CV2008-018505. Plaintiff alleges several causes of action arising from a dispute regarding medical claims, including breach of contract, bad faith, false advertising, consumer fraud, professional negligence and negligent misrepresentation and seeks actual, general and punitive damages in unspecified amounts, attorneys’ fees and costs. A mediation of this matter held on March 16, 2009 was unsuccessful and discovery is ongoing.

The Company believes that resolution of the above proceedings, after consideration of applicable reserves and potentially available insurance coverage benefits, did not (to the extent resolved) or will not (to the extent not already resolved) have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Other Litigation

Fair Labor Standards Act Agent Litigation

As previously disclosed, HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006. On March 30, 2007, the Court denied HealthMarkets and Mid-West’s motion and granted the plaintiffs’ motion. In October 2008, the United States Fifth Circuit Court of Appeals affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the FLSA and remanded the case to the trial court for further proceedings. On March 23, 2009, the United States Supreme Court denied HealthMarkets’ and Mid-West’s petition for writ of certiorari. A court-approved notice to prospective participants in the collective action was mailed in April 2008, providing prospective participants with the ability to file “opt-in” elections. On December 21, 2009, the parties agreed to settle this matter on terms that, after consideration of applicable reserves and potentially available insurance coverage benefits, would not have a material adverse effect on the Company’s consolidated financial condition and results of operations, which settlement is subject to final approval by the Court.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 31, 2009, the Defendants and the Commonwealth of Massachusetts agreed to settle this matter by executing a Final Judgment by Consent (the “Consent”), which the Court approved on September 3, 2009. By entering into the Consent, the Defendants do not admit to any violation of law or liability. The settlement terms include a collective total payment of $15.0 million, subject to certain credits for payments made under the August 26, 2009 Regulatory Settlement Agreement with the Massachusetts Division of Insurance (the “Settlement Agreement”) described below in “Regulatory Matters.” Each Defendant will pay $5.0 million, comprised of (i) $1.0 million to be paid as civil penalties (the “Penalties Payment”); (ii) $250,000 to be paid as attorneys’ fees and costs; and (iii) $3.75 million to be paid for consumer compensatory damages and other consumer relief (the “Consumer Relief Payments”). The Consent acknowledges the obligations of MEGA and Mid-West under the Settlement Agreement to pay $2.0 million, together with an as-yet undetermined sum pursuant to a claims reassessment process. The Consent provides credits as follows: (i) the $2.0 million payment under the Settlement Agreement will be credited towards the $2.0 million in Penalties Payments that MEGA and Mid-West would otherwise be required to collectively pay and (ii) based on amounts to be paid by MEGA and Mid-West under the Settlement Agreement for claims reassessment, the Attorney General will provide a preliminary credit of $400,000 toward the Consumer Relief Payments due collectively from MEGA and Mid-West. The Company paid $12.6 million in September 2009 in accordance with the terms of the Consent. If the total amount of such claims reassessment payments is less than $400,000, MEGA and Mid-West must pay the difference. If the total amount of such claims reassessment payments is more than $400,000, the Attorney General must pay the amount which exceeds $400,000 up to a maximum payment of $600,000. Defendants provided the Attorney General with information regarding actions taken, since February 1, 2007, to remediate claims associated with certain mandated benefits and policy exclusion limits in accordance with terms of the Consent.

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

Credit Insurance Litigation

As previously disclosed, Mid-West was named as a defendant in a putative class action filed on November 7, 2008 (Cynthia Hrnyak, on behalf of herself and all others similarly situated v. Mid-West National Life Insurance Company of Tennessee) pending in the United States District Court for the Northern District of Ohio, Case No. 1:08CV2642. Plaintiff alleged several causes of action, including breach of contract, unjust enrichment,

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violation of the Ohio Revised Code Annotated Section 3918.08 and bad faith, arising from the alleged failure to refund unearned premium on credit insurance policies issued by Mid-West in connection with automobile loans upon early termination of coverage. Plaintiff seeks an order certifying the suit as a nationwide class action, compensatory and punitive damages and injunctive relief. On June 24, 2009, the Court signed a preliminary order approving a settlement of this matter on terms that, after consideration of applicable reserves and potentially available insurance coverage benefits, do not have a material adverse effect on the Company’s consolidated financial condition and results of operations. At a fairness hearing held on November 23, 2009, the Court affirmed the terms the settlement and entered a final order dismissing this matter.

Litigation Initiated by PDA Against National Association for the Self-Employed, Inc.

On October 22, 2009, the Company’s Performance Driven Awards, Inc. (“PDA”) subsidiary filed an action against The National Association for the Self-Employed, Inc. (“NASE”) (Performance Driven Awards, Inc. v. The National Association for the Self-Employed, Inc.) pending in the 67th Judicial District Court of Tarrant County, Texas, Case No. 067-241136-09. PDA alleged that NASE had breached the NASE-PDA Field Services Agreement effective January 1, 2005 (the “Field Services Agreement”) by attempting to recruit field service representatives (“FSRs”) of PDA and failing to pay PDA compensation for NASE memberships sold by FSRs. PDA alleged several causes of action, including breach of contract, tortious interference and fraud, and sought temporary and permanent injunctive relief, attorneys’ fees and monetary damages. The parties resolved this matter by entering into a settlement agreement effective December 4, 2009, and the Court dismissed this matter with prejudice on December 11, 2009. Pursuant to the terms of the settlement agreement, the Field Services Agreement was terminated, as a result of which FSRs will no longer sell new NASE memberships or certificates of insurance to NASE members. NASE memberships and certificates of insurance sold to NASE members remain in force (subject to ordinary course termination) and are not affected by the settlement of this matter, and NASE is obligated to continue paying PDA for members previously enrolled in NASE by PDA.

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

Given the expense and inherent risks and uncertainties of litigation, the Company regularly evaluates litigation matters pending against it to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which the Company enters into a settlement agreement. Although HealthMarkets has recorded litigation reserves, which represent the Company’s best estimate on probable losses, recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which the Company is subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on the consolidated results of operations in a period, depending on the results of its operations for the particular period.

Regulatory Matters

Multi-state Market Conduct Examinations

As previously disclosed, in March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All states (other than Massachusetts and Delaware) and the District of Columbia, Puerto Rico and Guam signed the RSA, which became effective on August 15, 2008. The Insurance Subsidiaries filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. The Monitoring Regulators are expected to initiate a re-examination to assess the standards for performance measurement referenced in No. 4 above on or about March 15, 2010.

Massachusetts Division of Insurance

As previously disclosed, in December 2006, the Insurance Companies entered into a regulatory settlement agreement with the Massachusetts Division of Insurance (the “Division”) following two prior limited scope market

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The settlement terms include payment of a $2.0 million fee paid in September 2009; voluntary discontinuance of sales of health benefit plans to eligible individuals and small businesses in the Massachusetts market; and agreement not to offer any new health benefit plans in Massachusetts on or after October 1, 2009, for a period of three years. The Insurance Companies may continue to offer supplementary vision, dental and related specialty plans that are not considered “health benefit plans” under Massachusetts law, and may continue to renew all existing health benefit plans and to honor all existing contracts pursuant to applicable statutory and regulatory requirements. The terms of the Settlement Agreement also require referral of all producer disciplinary actions to the Division’s Special Investigations Unit for a two year period; a targeted customer outreach notifying certain insureds of their right to participate in a claims reassessment process; monthly reporting to the Division regarding the claims reassessment process and Special Investigation Unit referrals; and continued compliance with the requirements of the December 2006 regulatory settlement agreement as such requirements pertain to the business that the Insurance Companies continue to issue and/or renew after the Settlement Agreement is executed. The reasonable costs of the Division in monitoring compliance with the Settlement Agreement will be paid by the Insurance Companies. The Division may impose an additional penalty of up to $3.0 million if the Insurance Companies fail to comply with the requirements of the Settlement Agreement which the Company has not accrued since this is not deemed probable.

Rhode Island

As previously disclosed, the Rhode Island Office of the Health Insurance Commissioner conducted a targeted market conduct examination regarding MEGA’s small employer market practices during 2005. As a result of that examination, MEGA is engaged in discussions regarding a settlement with the Office of the Health Insurance Commissioner. The Company anticipates that Mid-West will also agree to a settlement with the Office of the Health Insurance Commissioner since it sells similar plans in Rhode Island. The terms of any settlement are expected to include a payment, including penalties, claims remediation and a refund of premium and association dues. Such payment, together with other possible settlement terms, is not expected to have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Washington State

Since October 2004, the Company has been engaged in discussions with the Office of the Insurance Commissioner of Washington State (the “Washington DOI”) in an effort to resolve issues with respect to the use of a policy form that was initially approved by the Office in 1997. As previously disclosed, on March 8, 2005, the Washington DOI issued a cease and desist order prohibiting MEGA from selling a previously approved health insurance product to consumers in the State of Washington. The Company voluntarily terminated the sale of similar products by Mid-West pending resolution of this matter with the Washington DOI. The Company’s association group business in Washington that is individually underwritten is considered to be “large group” business for purposes of the state minimum loss ratio standard. The minimum loss ratio standard is currently 80%. As a result of these matters, the Company has determined that it cannot continue to operate on a profitable basis in Washington State. The Company and the Washington DOI have reached a preliminary agreement in principle that the Company will non-renew its health benefit plan policies and

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withdraw from the health benefit plan market place in the next several months. MEGA and Mid-West currently have over 9,000 certificate holders in the State of Washington. The Company intends to work with the Washington DOI to develop an orderly transition plan for certificate holders which may include an opportunity for agents contracted with Insphere to market other coverage from non-affiliated carriers.

State of Maine Rate Inquiry

MEGA is currently the subject of a rate hearing conducted by the Superintendent of the Maine Bureau of Insurance (the “Bureau”). In connection with the hearing, the Bureau is evaluating MEGA’s small group rates and whether MEGA is in compliance with Maine’s requirement that rates for health insurance not be excessive, inadequate, or unfairly discriminatory as set forth in 24-A M.R.S.A. § 2736-C(5) and Maine Rule Ch. 940, § 8(A). There is the potential that the Bureau may require MEGA to make some refund of premium as a result of the hearing; however, the timing and amount of any refund of premium that may be required, if any, cannot be determined at this time.

General Regulatory Matters

In addition to the regulatory matters discussed above, the Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products or impair the Company’s ability to sell insurance policies or retain customers, thereby adversely affecting its business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that the Company has engaged in improper conduct could also adversely affect its defense of various lawsuits.

Leases

The Company and its subsidiaries lease office space under various lease agreements with initial lease periods ranging from three to ten and one-half years. At December 31, 2009, minimum rental commitments under non-cancellable operating leases were as follows:

Operating
Leases
(In thousands)

2010	$4,116
2011	3,017
2012	1,971
2013	396
2014	144
Thereafter	34

Total minimum lease payments	9,678
Sublease proceeds	2,454

Net lease payments	$7,224

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $6.2 million and $6.3 million, respectively. The Company subleases office space under multiple agreements, which expire on various dates through 2010. Sublease income from such agreements was $253,000, $272,000 and $67,000 for 2009, 2008 and 2007, respectively.

During 2009, the Company recorded impairment expenses of approximately $4.9 million, respectively, which are included in “Underwriting, acquisition and insurance expenses” on the consolidated statement of income (loss). Such expenses relate to three leased facilities which the Company no longer utilizes. These costs represent provisions for future remaining lease obligations, as well as the impairment of leasehold improvements. In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, the provisions recorded for lease obligations on the cease-use dates were determined based on the fair value of the liability for costs that will continue to be incurred over the remaining terms of the leases without economic benefit to the Company.

With respect to the abandoned facilities discussed above, at December 31, 2009 the Company had a liability of $2.3 million, which is included in “Other liabilities” on the consolidated balance sheet. Lease payments net of sublease proceeds will be applied against the liability through February 2013, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.

In the fourth quarter of 2009, the Company began negotiations for the lease of office space for 117 branch offices throughout the United States to be effective in 2010. These branch offices will be utilized as sales offices for Insphere. The leasing of such office space is still in process and not all leases have been finalized in the name of the Company. The anticipated lease agreements will have initial lease periods ranging from 1 to 6 years. Currently, the Company estimates the total commitment for the next five years and thereafter is as follows:

Total
Commitment
(In thousands)

2010	$3,060
2011	1,971
2012	958
2013	289
2014	144
Thereafter	34

Total	$6,456

Student Loan Commitments

As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has outstanding commitments to fund student loans through 2026. The total commitment for the next five school years and thereafter, as well as the amount the Company expects to fund considering utilization rates and lapses, are as follows:

	Total	Expected
	Commitment	Funding
	(In thousands)

2010	$8,965	$761
2011	10,892	653
2012	13,932	589
2013	12,988	389
2014	13,723	291
Thereafter	56,388	305

Total	$116,888	$2,988

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to February 1, 2007, the Company funded its student loan commitments with the proceeds from a secured student loan credit facility (see Note 9 of Notes to Consolidated Financial Statements). Beginning February 1, 2007, the Company funds student loans with cash on hand at HealthMarkets, LLC. In connection with the 2008 sale of the Company’s former Life Insurance Division business, Wilton has agreed to fund student loans; provided, however, that it will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton to exceed $10.0 million. See Note 5 of Notes to Consolidated Financial Statements.

Letters of Credit

In the ordinary course of business, the Company’s insurance subsidiaries reinsure certain risks with other insurance companies. A number of reinsurance contracts associated with policies issued through ZON-Re required the Company to extend a letter of credit primarily to secure the payment of insured’s’ claims. At December 31, 2009, the Company had outstanding letters of credit related to such reinsurance contracts for $9.2 million.

Claims Liability

The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment. As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company experienced favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2009, 2008 and 2007. However, the favorable claims development was partially offset by an estimated claims liability arising from a review of claims processing for state mandated benefits, which review is expected to be completed by the first half of 2011. As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its claim liability estimate related to state mandated benefits and recorded a claims liability estimate of $23.9 million.

19.	INVESTMENT ANNUITY SEGREGATED ACCOUNTS

At December 31, 2009 and 2008, the Company had deferred investment annuity policies that have segregated account assets and liabilities, of $245.1 million and $208.2 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

20.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

Acquisition of Beneficial Life Insurance Company and Beneficial Investment Services, Inc.

On November 16, 2009, Insphere entered into a definitive stock purchase agreement with Beneficial Life Insurance Company and Beneficial Investment Services, Inc. (“BIS”) pursuant to which Insphere will acquire all of the outstanding capital stock of BIS (the “Purchase Agreement”). BIS is a securities broker-dealer licensed in 49 states. This transaction is subject to customary closing conditions, including the receipt of approval by the Financial Industry Regulatory Authority (“FINRA”) and the receipt of certain other required consents. The Purchase Agreement may be terminated by either party if the closing has not occurred by the earlier of (i) May 31, 2010 or (ii) six months after the initial application is filed with FINRA. Completion of this purchase would, among other things, enable Insphere to expand its product portfolio to include products for which a broker-dealer license is required. The Company does not anticipate that the purchase price will have a material impact on its financial position and results of operation.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Fidelity Life Insurance Company

Effective December 1, 2007, the Company acquired all of the outstanding capital stock of Fidelity Life Insurance Company, an insurance company licensed to issue health and life insurance policies. Consideration consisted of cash payments totaling $13.4 million and $200,000 in related transaction costs. The Company acquired $9.6 million of cash and investments, some of which are held as deposits with state insurance departments, and recognized the remaining consideration of $3.8 million as an intangible asset, primarily for the state insurance licenses. Effective July 15, 2008, the Company changed the name of Fidelity Life Insurance Company to HealthMarkets Insurance Company.

Dispositions

Exit from Life Insurance Division Business

On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton acquired substantially all of the business of the Company’s Life Insurance Division, which operated through Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd.

As previously discussed, under the terms of the Coinsurance Agreements entered into with each of the Ceding Companies on the Closing Date, Wilton agreed, effective July 1, 2008, to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division. Under the terms of the Coinsurance Agreements, Wilton assumed responsibility for all insurance liabilities associated with the Coinsured Policies. The Ceding Companies transferred to Wilton cash in an amount equal to the net statutory reserves and liabilities corresponding to the Coinsured Policies, which amount was approximately $344.5 million. Wilton agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies with Wilton assuming the risk from the Ceding Companies pursuant to the terms of the Coinsurance Agreements. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the coinsurance agreement with Wilton.

The Company and the Ceding Companies received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s DAC with the remainder of $8.5 million recorded in “Realized gains, net” on the Company’s consolidated statement of income (loss).

The Master Agreement and Coinsurance Agreements provided for certain financial settlements following the Closing Date, including, without limitation, settlements with respect to the cash transferred to Wilton for statutory reserves and liabilities corresponding to the Coinsured Policies, and the cash flows arising out of the Coinsured Policies between the Coinsurance Effective Date and the Closing Date. The Company resolved such financial settlements with Wilton during 2009 which resulted in a gain of $159,000 recorded in “Realized gains, net” on the Company’s consolidated statement of income (loss).

In connection with these transactions the Company incurred $6.5 million in investment banker fees and legal fees recorded in “Other expenses” on the Company’s consolidated statement of income (loss) for the year ended December 31, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expenses” during 2008. In addition, the Company

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred interest expense of $3.1 million during 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date to the Closing Date. The Ceding Companies also wrote-off DAC of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of DAC correspondingly reduced the related deferred tax assets by $36.7 million.

Sale of ZON-Re

On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re. The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000 which was recorded in “Realized gains, net” on the consolidated statement of income (loss). The Company will continue to reflect the existing insurance business in its financial statements to final termination of all liabilities.

Exit from the Medicare Market

In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year. In connection with its exit from the Medicare market, the Company incurred employee termination costs of $2.8 million and asset impairment charges of $1.1 million (associated with technology assets unique to its Medicare business) during the year ended December 31, 2008. Additionally, during 2008, the Company recognized a $4.9 million expense, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statement of income (loss), associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was for member months over the three year term of the contract covering calendar years 2008 through 2010. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all remaining liabilities.

2006 Sale of Star HRG Division

In July 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Star HRG Division. In connection with the sale of Star HRG, the Company recognized a pre-tax gain of $101.5 million. As consideration for the receipt of Star HRG assets, a unit of the CIGNA Corporation issued the CIGNA Note and the CIGNA Corporation entered into the Guaranty Agreement (see Note 11 of Notes to Consolidated Financial Statements for additional information regarding the CIGNA note and the Guaranty Agreement).

As part of the sale transaction, MEGA and Chesapeake entered into 100% coinsurance arrangements with the purchaser (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding coinsurance agreements).

2006 Sale of Student Insurance Division

On December 1, 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Student Insurance Division. As consideration for the sale of the Student Insurance Division assets, the Company received a promissory Note in the principal amount of $94.8 million issued by UnitedHealth Group Inc. (the “UHG Note”). The UHG Note bears interest at a fixed rate of 5.36% and matures on November 30, 2016, with the full principal payment due at maturity. The interest is to be paid semi-annually on May 30th and November 30th of each year. The Company has concluded that the UHG Note should be classified as a security with a fixed maturity under ASC 320 Investments — Debt and Equity Securities. Accordingly, the UHG Note is included in “Fixed maturities” on the consolidated balance sheets.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the sale transaction, MEGA, Mid-West and Chesapeake entered into 100% coinsurance arrangements with the purchaser (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding coinsurance agreements).

The purchase price was subject to downward or upward adjustment based on the amount of premium generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. The Company recorded $5.5 million and $1.2 million of realized gains as adjustments to the purchase price during 2008 and 2007, respectively. The Company does not expect to incur or receive any additional compensation related to the premium provision or claim experience in the future.

21.	SEGMENT INFORMATION

The Company operates four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s SEA Division. Insphere includes net commission revenue and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition of the Company’s former Life Insurance Division, former Star HRG Division and the former Student Insurance Division.

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

Revenues from continuing operations and income (loss) from continuing operations before income taxes for each of the years ended December 31, 2009, 2008 and 2007 are set forth in the table below:

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Revenue from continuing operations:
Insurance — Self-Employed Agency Division:	$1,061,450	$1,248,434	$1,417,952
Insphere:	1,192	—	—
Corporate:	13,616	2,939	54,458
Intersegment Eliminations:	(2,088)	(167)	(789)

Total revenues excluding disposed operations	1,074,170	1,251,206	1,471,621
Disposed Operations:	9,227	173,759	123,888

Total revenue from continuing operations	$1,083,397	$1,424,965	$1,595,509

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Income (loss) from continuing operations before federal income taxes:
Insurance — Self-Employed Agency Division:	$117,498	$55,634	$150,449
Insphere:	(11,902)	—	—
Corporate:	(73,336)	(106,934)	(29,822)

Total operating income (loss) excluding disposed operations	32,260	(51,300)	120,627
Disposed Operations	(3,022)	(34,080)	(1,574)

Total income (loss) from continuing operations before federal income taxes	$29,238	$(85,380)	$119,053

Assets by operating segment at December 31, 2009 and 2008 are set forth in the table below:

	December 31,
	2009	2008
	(In thousands)

Assets:
Insurance — Self-Employed Agency Division:	$731,594	$822,966
Insphere:	14,507	—
Corporate:	734,040	667,617

Total assets excluding assets of Disposed Operations	1,480,141	1,490,583
Disposed Operations	391,357	426,130

Total assets	$1,871,498	$1,916,713

Disposed Operations assets at December 31, 2009 and 2008 primarily represent reinsurance recoverable for the Life Insurance Division of $353.7 million and $370.4 million associated with the Coinsurance Agreements entered into with Wilton (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding such coinsurance agreements).

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	CONDENSED FINANCIAL INFORMATION OF HEALTHMARKETS, LLC

HealthMarkets, LLC is the wholly owned subsidiary of HealthMarkets, Inc., the holding company. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The condensed financial information of HealthMarkets, LLC is presented below.

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$488,797	$420,743
Other invested assets	8,737	9,529
Cash and cash equivalents	217,771	201,375
Receivable from HealthMarkets, Inc.*	946	2,607
Deferred financing costs and other assets	9,895	17,442

	$726,146	$651,696

LIABILITIES
Accrued expenses and other liabilities	$20,718	$29,453
Debt	481,070	481,070

	501,788	510,523

STOCKHOLDERS’ EQUITY
Common stock	—	—
Additional paid-in capital	159,683	166,086
Accumulated other comprehensive loss	4,234	(41,022)
Retained earnings	60,441	16,109

	224,358	141,173

	$726,146	$651,696

*	Eliminated in consolidation.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME (LOSS)

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Income:
Dividends from continuing operations*	$73,800	$283,638	$176,240
Investment and other income	326	1,980	7,780
Realized gains (losses)	(319)	319	(2,437)

	73,807	285,937	181,583
Expenses:
General and administrative expenses	70	6,907	(503)
Interest expense	28,630	34,571	39,325

	28,700	41,478	38,822

Income before equity in undistributed earnings of subsidiaries and federal income tax expense	45,107	244,459	142,761
Federal income tax benefit	—	—	—

Income before equity in undistributed earnings of subsidiaries	45,107	244,459	142,761
Equity (deficit) in undistributed earnings of subsidiaries*	(1,792)	(288,574)	(55,371)

Net income (loss)	$43,315	$(44,115)	$87,390

*	Eliminated in consolidation.

23.	SUBSEQUENT EVENTS

2010 Dividend to Shareholders

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $120.3 million.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY UNAUDITED DATA

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share amounts)

Income Statement Data:
Revenues from continuing operations	$250,028	$266,779	$276,548	$290,042	$329,222	$337,070	$377,252	$381,421
Income (loss) from continuing operations before federal income taxes	(15,829)	27,039	6,000	12,028	(15,274)	(28,115)	(32,726)	(9,265)
Income (loss) from continuing operations	(11,049)	17,395	3,193	8,023	(9,286)	(18,796)	(19,265)	(6,324)
Income from discontinued operations	56	55	16	35	67	82	36	31
Net income (loss)	$(10,993)	$17,450	$3,209	$8,058	$(9,219)	$(18,714)	$(19,229)	$(6,293)
Per Share Data:
Basic earnings per common share:
Income (loss) from continuing operations	$(0.38)	$0.59	$0.11	$0.27	$(0.32)	$(0.63)	$(0.63)	$(0.20)
Income from discontinued operations	0.01	—	—	—	0.01	—	—	—

Net income (loss)	$(0.37)	$0.59	$0.11	$0.27	$(0.31)	$(0.63)	$(0.63)	$(0.20)

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.37)	$0.58	$0.11	$0.26	$(0.32)	$(0.63)	$(0.63)	$(0.20)
Income from discontinued operations	0.01	—	—	—	0.01	—	—	—

Net income (loss)	$(0.36)	$0.58	$0.11	$0.26	$(0.31)	$(0.63)	$(0.63)	$(0.20)

Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$223,412	$138,566
Other invested assets	14,673	16,299
Cash and cash equivalents	24,394	30,748
Refundable income taxes	15,754	19,913
Deferred income tax	14,496	18,750
Other	669	3,229

	$293,398	$227,505

LIABILITIES
Accrued expenses and other liabilities	$15,393	$10,500
Agent plan liability	14,054	16,870
Net liabilities of discontinued operations	1,752	2,210

	31,199	29,580

STOCKHOLDERS’ EQUITY
Common stock	316	310
Additional paid-in capital	42,342	54,004
Accumulated other comprehensive loss	3,739	(41,970)
Retained earnings	246,427	227,686
Treasury stock	(30,625)	(42,105)

	262,199	197,925

	$293,398	$227,505

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF INCOME (LOSS)

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Income:
Dividends from continuing operations*	$—	$—	$270,000
Interest and other income	266	1,090	2,054

	266	1,090	272,054
Expenses:
General and administrative expenses (includes amounts paid to related parties of $15,075, $14,168 and $13,735 in 2009, 2008 and 2007, respectively)	50,744	35,266	34,637
Interest expense	39	—	57

	50,783	35,266	34,694

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	(50,517)	(34,176)	237,360
Federal income tax benefit	24,986	24,916	19,093

Income (loss) before equity in undistributed earnings of subsidiaries	(25,531)	(9,260)	256,453
Surplus (Deficit) in undistributed earnings of continuing operations*	43,093	(44,411)	(187,083)

Income (loss) from continuing operations	17,562	(53,671)	69,370
Dividends from discontinued operations*	—	—	—
Income (loss) from discontinued operations	(60)	(80)	211
Equity in undistributed earnings (losses) from discontinued operations*	222	296	578

Income (loss) from discontinued operations	162	216	789

Net income (loss)	$17,724	$(53,455)	$70,159

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Operating Activities
Net Income	$17,724	$(53,455)	$70,159
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
(Income) loss from discontinued operations	60	80	(211)
Equity in undistributed earnings (loss) of subsidiaries of discontinued operations*	(222)	(296)	(578)
Deficit (equity) in undistributed earnings of continuing operations*	(43,093)	44,411	187,083
Equity based compensation	1,271	(1,906)	1,326
Change in other receivables	—	—	479
Change in accrued expenses and other liabilities	4,893	(398)	(5,635)
Deferred income tax (benefit) change	4,009	2,148	4,612
Change in federal income tax refundable	4,159	(9,249)	12,717
Other items, net	4,883	112	(26)

Cash provided by (used in) continuing operations	(6,316)	(18,553)	269,926
Cash provided by (used in) discontinued operations	(518)	(505)	(1,159)

Net cash provided by (used in) Operating Activities	(6,834)	(19,058)	268,767

Investing Activities
Sales, maturities, calls and redemptions of securities available for sale	—	—	—
Purchases of available for sale securities	—	—	(20,500)
Increase in investments in and advances to subsidiaries	15,300	78,376	35,145

Net cash provided by Investing Activities	15,300	78,376	14,645

Financing Activities
Exercise of stock options	—	335	1,164
Tax benefits from share-based compensation	(1,673)	(578)	313
Purchase of treasury stock	(21,152)	(58,054)	(41,535)
Proceeds from shares issued to officers, directors and agent plans	8,005	12,552	41,790
Payments of dividends to shareholders	—	—	(316,996)
Other changes in equity	—	—	449

Net cash used in Financing Activities	(14,820)	(45,745)	(314,815)

Decrease in cash	(6,354)	13,573	(31,403)
Cash and Cash Equivalents at beginning of period	30,748	17,175	48,578

Cash and Cash Equivalents at end of period	$24,394	$30,748	$17,175

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Col. C
		Future Policy
	Col. B	Benefits
	Deferred	Losses,
	Policy	Claims,	Col. D	Col. E
	Acquisition	and Loss	Unearned	Policyholder
Col. A	Costs	Expenses	Premiums	Funds
		(In thousands)

December 31, 2009:
Self-Employed Agency Division	$63,947	$442,738	$45,287	$2,084
Disposed Operations	392	359,234	1,022	6,163

Total	$64,339	$801,972	$46,309	$8,247

December 31, 2008:
Self-Employed Agency Division	$71,649	$498,306	$56,094	$2,908
Disposed Operations	502	403,616	5,397	6,725

Total	$72,151	$901,922	$61,491	$9,633

December 31, 2007:
Self-Employed Agency Division	$89,104	$478,266	$65,690	$3,458
Disposed Operations	108,875	420,110	26,576	7,306

Total	$197,979	$898,376	$92,266	$10,764

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Col. H	Col. I
			Benefits,	Amortization
			Claims	of Deferred	Col. J
	Col. F	Col. G	Losses, and	Policy	Other	Col. K
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income(1)	Expenses	Costs	Expenses(2)	Written
			(In thousands)

2009:
Self-Employed Agency Division	$973,331	$26,427	$578,361	$87,865	$216,034
Disposed Operations	6,618	1,830	6,517	503	4,451

	$979,949	$28,257	$584,878	$88,368	$220,485	$964,768

2008:
Self-Employed Agency Division	$1,140,499	$29,149	$729,746	$102,352	$281,915
Disposed Operations	159,937	12,490	127,249	24,150	54,753

	$1,300,436	$41,639	$856,995	$126,502	$336,668	$1,269,661

2007:
Self-Employed Agency Division	$1,282,249	$30,840	$735,701	$120,729	$306,210
Disposed Operations	99,944	22,201	66,082	17,645	39,992

	$1,382,193	$53,041	$801,783	$138,374	$346,202	$1,379,522

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(2)	Other operating expenses include underwriting, acquisition and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.
AND SUBSIDIARIES

REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net
		(Dollars in thousands)

Year Ended December 31, 2009 Life insurance in force	$7,447,925	$7,181,574	$226	$266,577	0.1%

Premiums earned:
Life insurance	$60,252	$57,892	$21	$2,381	0.9%
Health insurance	985,249	11,768	4,087	977,568	0.4%

	$1,045,501	$69,660	$4,108	$979,949

Year Ended December 31, 2008 Life insurance in force	$8,937,465	$8,591,653	$47,815	$393,627	12.1%

Premiums earned:
Life insurance	$87,716	$52,087	$2,395	$38,024	6.3%
Health insurance	1,333,248	94,471	23,635	1,262,412	1.9%

	$1,420,964	$146,558	$26,030	$1,300,436

Year Ended December 31, 2007 Life insurance in force	$9,108,792	$2,318,846	$51,728	$6,841,674	0.8%

Premiums earned:
Life insurance	$78,827	$9,834	$1,467	$70,460	2.1%
Health insurance	1,479,513	196,927	29,147	1,311,733	2.2%

	$1,558,340	$206,761	$30,614	$1,382,193

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance at	Additions	in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period
			(In thousands)

Allowance for losses:
Year ended December 31, 2009:
Agents’ receivables	$2,660	$2,526	$—	$(2,892)	$2,294
Student loans	11,695	2,560	—	(2,223)	12,032
Other receivables	—	—	—	—	—
Mortgage loans	2	(2)	—	—	—
Year ended December 31, 2008:
Agents’ receivables	$3,488	$2,444	$—	$(3,272)	$2,660
Student loans	2,925	10,984	—	(2,214)	11,695
Other receivables	—	—	—	—	—
Mortgage loans	5	—	—	(3)	2
Year ended December 31, 2007:
Agents’ receivables	$4,164	$2,937	$—	$(3,613)	$3,488
Student loans	3,256	2,025	—	(2,356)	2,925
Other receivables	668	—	—	(668)	—
Mortgage loans	33	—	—	(28)	5

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Certificate of Incorporation of HealthMarkets, Inc. as amended May 22, 2008, filed as exhibit 3.1 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
3.2		Amended Bylaws of HealthMarkets, Inc., filed as exhibit 3.2 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, filed as Exhibit 4.7 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein.
4.8	—	Specimen Stock Certificate of Class A-2 Common Stock, filed as Exhibit 4.8 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein..
10.01	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.02	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.
10.03	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.
10.04	—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.
10.05	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.06	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.07		—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.08		—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.09		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.10		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.11		—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.12		—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.13		—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10.14		—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.15		—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.16		—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.17			HealthMarkets, Inc. InVest Stock Ownership Plan (Effective January 1, 2010), filed as Exhibit 99.1 to Registration Statement on Form S-8 filed on December 15, 2009, File No. 333-163726, and incorporated by reference herein.
10	.18*	—	Second Amended and Restated HealthMarkets 2006 Management Option Plan, filed as Exhibit A to the Company’s Schedule 14C, File No. 001-14953, filed with the Securities and Exchange Commission on November 10, 2009, and incorporated by reference herein.
10	.19*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10.20		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.21		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.22		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.23		—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited , filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10	.24*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.25*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10.26		—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. filed as Exhibit 10.111 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.27		—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P. , filed as Exhibit 10.112 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.28		—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. , filed as Exhibit 10.113 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.29		—	Regulatory Settlement Agreement entered into as of May 29, 2008 by and among The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Chesapeake Life Insurance Company and the signatory regulators, filed as Exhibit 10.1 to the Current Report on Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
10.30		—	Agreement for Reinsurance and Purchase and Sale of Assets by and among The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, The MEGA Life and Health Insurance Company, HealthMarkets, LLC and Wilton Reassurance Company, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 12, 2008, File No. 001-14953, and incorporated by reference herein.
10.31		—	Settlement Agreement, dated as of August 26, 2009, by and between The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company and the Commissioner of the Massachusetts Division of Insurance, filed as exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.
10.32		—	Final Judgment by Consent, dated August 31, 2009, in the matter Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company et al., filed as exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.
10	.33*+	—	Employment Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.34*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.4 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.35*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.36*	—	Special Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.6 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.37*	—	Subscription Agreement, dated June 30, 2008, between the Company and Phillip Hildebrand, filed as Exhibit 10.7 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.38*+	—	Employment Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.8 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.39*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.9 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.40*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.10 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.41*+	—	Employment Agreement, dated September 8, 2009, between the Company and Steven P. Irwin, filed as Exhibit 10.11 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.42*+	—	Employment Agreement, dated September 8, 2009, between the Company and B. Curtis Westen, filed as Exhibit 10.12 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.43*	—	Employment Agreement, dated December 18, 2006, between the Company and Jack V. Heller and amendment thereto dated September 10, 2009, filed as Exhibit 10.13 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
21		—	Subsidiaries of HealthMarkets
23		—	Consent of Independent Registered Public Accounting Firm
24		—	Power of Attorney
31.1		—	Certification of Chief Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.
32		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement

+	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.