Form 10-Q
period 2010-03-31
HealthMarkets, Inc.
filed 2010-05-14
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 1 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2010 the registrant had 27,652,480 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,655,198 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
First Quarter 2010 Form 10-Q

HEALTHMARKETS, INC.
and Subsidiaries

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2010 — $784,952; 2009 — $742,630)	$809,064	$756,180
Equity securities, at fair value (cost: 2010 — $243; 2009 — $234)	243	234
Trading securities, at fair value	9,903	9,893
Short-term and other investments, at fair value (cost: 2010 — $260,370; 2009 — $370,676)	261,778	371,534

Total investments	1,080,988	1,137,841
Cash and cash equivalents	15,789	17,406
Student loan receivables	67,040	69,911
Restricted cash	9,589	8,647
Investment income due and accrued	12,944	10,464
Reinsurance recoverable — ceded policy liabilities	359,865	361,305
Agent and other receivables	22,590	26,390
Deferred acquisition costs	55,498	64,339
Property and equipment, net	48,547	48,690
Goodwill and other intangible assets	85,118	85,973
Recoverable federal income taxes	14,683	17,879
Other assets	29,896	22,653

	$1,802,547	$1,871,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$457,051	$462,217
Claims	324,025	339,755
Unearned premiums	42,865	46,309
Other policy liabilities	8,025	8,247
Accounts payable and accrued expenses	54,473	65,692
Other liabilities	67,146	74,929
Deferred federal income taxes	56,798	51,978
Debt	553,420	481,070
Student loan credit facility	74,900	77,350
Net liabilities of discontinued operations	1,622	1,752

	1,640,325	1,609,299

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,608,371 issued and 27,598,435 outstanding at March 31, 2010; 27,608,371 issued and 27,608,371 outstanding at December 31, 2009. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,963,895 outstanding at March 31, 2010; 4,026,104 issued and 2,565,874 outstanding at December 31, 2009	316	316
Additional paid-in capital	42,787	42,342
Accumulated other comprehensive income	12,272	3,739
Retained earnings	127,761	246,427
Treasury stock, at cost (9,936 Class A-1 common shares and 1,062,209 Class A-2 common shares at March 31, 2010; -0- Class A-1 common shares and 1,460,230 Class A-2 common shares at December 31, 2009)	(20,914)	(30,625)

	162,222	262,199

	$1,802,547	$1,871,498

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUE
Health premiums	$205,773	$263,140
Life premiums and other considerations	651	718

	206,424	263,858
Investment income	11,271	10,316
Other income	13,649	17,241
Total other-than-temporary impairment losses	—	(1,395)
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	—	(1,395)
Realized gains, net	219	22

	231,563	290,042

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	121,796	167,599
Underwriting, acquisition and insurance expenses	52,999	80,900
Other expenses	46,860	20,006
Interest expense	8,192	9,509

	229,847	278,014

Income from continuing operations before income taxes	1,716	12,028
Federal income tax expense	948	4,005

Income from continuing operations	768	8,023

Income from discontinued operations, (net of income tax expense of $8 and $19 in 2010 and 2009, respectively)	14	35

Net income	$782	$8,058

Basic earnings per share:
Income from continuing operations	$0.03	$0.27
Income from discontinued operations	—	—

Net income per share, basic	$0.03	$0.27

Diluted earnings per share:
Income from continuing operations	$0.03	$0.27
Income from discontinued operations	—	—

Net income per share, diluted	$0.03	$0.27

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income	$782	$8,058

Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	11,331	5,101
Reclassification for investment gains included in net income	(219)	(5)
Other-than-temporary impairment losses recognized in OCI	—	—

Effect on other comprehensive income from investment securities	11,112	5,096

Unrealized losses on derivatives used in cash flow hedging during the period	(487)	(490)
Reclassification adjustments included in net income	2,504	2,632

Effect on other comprehensive income from hedging activities	2,017	2,142

Other comprehensive income before tax	13,129	7,238
Income tax expense related to items of other comprehensive income	4,596	2,534

Other comprehensive income net of tax	8,533	4,704

Comprehensive income	$9,315	$12,762

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income	$782	$8,058
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(14)	(35)
Realized gains, net	(219)	1,373
Change in deferred income taxes	224	4,139
Depreciation and amortization	5,862	7,162
Amortization of prepaid monitoring fees	3,750	3,125
Equity based compensation expense	1,360	464
Other items, net	4,446	5,161
Changes in assets and liabilities:
Investment income due and accrued	(2,661)	(338)
Due premiums	1,112	713
Reinsurance recoverable — ceded policy liabilities	1,440	12,768
Agent and other receivables	606	1,433
Deferred acquisition costs	8,841	(2,760)
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	3,196	(116)
Policy liabilities	(21,154)	(28,558)
Other liabilities and accrued expenses	(13,907)	(20,064)

Cash used in continuing operations	(18,836)	(19,975)
Cash used in discontinued operations	(116)	(59)

Net cash used in operating activities	(18,952)	(20,034)

Investing Activities:
Student loan receivables	2,193	2,313
Securities available for sale	29,611	9,142
Short-term and other investments, net	109,649	(78,384)
Purchases of property and equipment	(3,627)	(1,481)
Change in restricted cash	2,244	53
Decrease (increase) in agent receivables	459	(2,822)

Cash (used in) provided by continuing operations	140,529	(71,179)
Cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by investing activities	140,529	(71,179)

Financing Activities:
Repayment of student loan credit facility	(2,450)	(2,300)
Decrease in investment products	(3,408)	(3,601)
Increase in cash overdraft	3,898	2,236
Proceeds from shares issued to agent plans and other	1,521	2,199
Purchases of treasury stock	(1,764)	(7,660)
Dividends paid	(120,652)	—
Excess tax reduction from equity based compensation	(339)	—

Cash used in continuing operations	(123,194)	(9,126)
Cash (used in) provided by discontinued operations	—	—

Net cash used in financing activities	(123,194)	(9,126)

Net change in cash and cash equivalents	(1,617)	(100,339)
Cash and cash equivalents at beginning of period	17,406	100,339

Cash and cash equivalents at end of period in continuing operations	$15,789	$—

Supplemental disclosures:
Income taxes paid	$—	$—

Interest paid	$2,817	$7,182

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2009 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Concentrations
Through its Commercial Health Division (formerly the Self-Employed Agency Division), the Company’s insurance subsidiaries provide health insurance products in 41 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. In 2010, the two principal membership associations in the self-employed market through which the Company’s health insurance products were made available were the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). While the Company believes that its insurance subsidiaries are providing association group coverage in full compliance with applicable law, changes in the relationship with the membership associations and/or changes in the laws and regulations governing association group insurance could have a material adverse impact on the Company’s financial condition and results of operations. During the three months ended March 31, 2010, the Company issued approximately 48% and 16% of its new policies through AAS and AFS, respectively.
Additionally, during the three months ended March 31, 2010, the Company generated approximately 55% of its health premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Florida	6%
Massachusetts	6%
Illinois	5%
Washington	4%
North Carolina	4%
Maine	3%
Pennsylvania	3%
Wisconsin	3%

55%

2010 Change in Estimate — Amortization of Intangible Assets
On January 1, 2010, the Company re-evaluated the amortization period related to an intangible asset recorded in both the Commercial Health Division and Insphere Insurance Solutions, Inc (“Insphere”). See Note 5 of Notes to Consolidated Condensed Financial Statements.

Reclassification
Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.
Student Loans
In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, the assets and liabilities of CFLD-I and UFC2 were presented as “Held for sale” on the consolidated condensed balance sheets and the results of operations of CFLD-I and UFC2 were included in “Income from discontinued operations” on the consolidated condensed statements of income. As the Stock Purchase Agreement was terminated in 2009 and the closing of this transaction did not occur, the Company reclassified the assets and liabilities and the results of operations of CFLD-I and UFC2 into continuing operations for all periods presented. Such reclassification resulted in increased income in “Income from continuing operations” of $36,000 for the three months ended March 31, 2009.
In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of March 31, 2010, approximately $1.9 million of student loans have been funded under this agreement, for which the Company has received reimbursements of approximately $1.8 million.
Recent Accounting Pronouncements
On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provides amendments to Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. ASU 2009-17 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Upon adoption, the Company determined that Grapevine Finance, LLC (“Grapevine”) is a VIE and, as such, the Company began consolidating the activities of Grapevine on January 1, 2010. See Note 4 of Notes to Consolidated Condensed Financial Statements.
On January 1, 2010, the Company adopted ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16”), which provides amendments to FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a non-consolidated qualifying special-purpose entity (“QSPE”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. Upon adoption, the Company was no longer permitted to account for Grapevine as a QSPE, and instead was required to evaluate its activities under ASU 2009-17. See Note 4 of Notes to Consolidated Condensed Financial Statements.
During the first quarter of 2010, the Company adopted ASC Update 2009-12, Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC 2009-12”), which provides amendments to Subtopic 820, Fair Value Measurements and Disclosures (“ASC 820”), for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). See Note 2 of Notes to Consolidated Condensed Financial Statements for additional disclosures required under ASC 2009-12.
During the first quarter of 2010, the Company adopted ASC Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Subtopic 820-10 to require new disclosures around the transfers in and out of Level 1 and Level 2 and around activity in Level 3 fair value measurements. Such guidance also provides amendments to ASC 820 which clarifies existing disclosures on the level of disaggregation, inputs and valuation techniques. See Note 2 of Notes to Consolidated Condensed Financial Statements for additional fair value measurement disclosures.

In January 2010, the FASB issued ASC Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends ASC Topic 855, Subsequent Events. Such guidance requires an entity to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company had previously evaluated subsequent events through the date the financial statements are issued and will continue to do so under this guidance.
2. FAIR VALUE MEASUREMENTS
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

As of March 31, 2010, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $184.9 million of “Corporate debt and other” classified as Level 2, $2.0 million of “Collateralized debt obligations” classified as Level 3 and $1.2 million of “Commercial-backed” investments classified as Level 3. The $184.9 million of “Corporate debt and other” investments classified as Level 2 noted above includes $95.8 million of an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 and $80.5 million of an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (see Note 4 of Notes to Consolidated Condensed Financial Statements).
Fair Value Hierarchy on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,551	$37,789	$—	$42,340
Corporate debt and other	—	416,964	—	416,964
Collateralized debt obligations	—	—	2,603	2,603
Residential-backed issued by agencies	—	100,081	—	100,081
Commercial-backed issued by agencies	—	8,733	—	8,733
Residential-backed	—	3,475	—	3,475
Commercial-backed	—	45,328	1,216	46,544
Asset-backed	—	10,290	—	10,290
Municipals	—	171,358	6,676	178,034
Trading securities	—	—	9,903	9,903
Put options (1)	—	—	647	647
Other invested assets (2)	—	—	1,445	1,445
Short-term investments (3)	239,941	—	—	239,941

	$244,492	$794,018	$22,490	$1,061,000

(1)	Included in “Other assets” on the consolidated condensed balance sheet.

(2)	Investments in entities that calculate net asset value per share.

(3)	Amount excludes $20.4 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$6,893	$—	$6,893
Agent and employee plans	—	—	6,160	6,160

	$—	$6,893	$6,160	$13,053

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$8,943	$40,847	$—	$49,790
Corporate debt and other	—	344,509	—	344,509
Collateralized debt obligations	—	—	2,905	2,905
Residential-backed issued by agencies	—	105,898	—	105,898
Commercial-backed issued by agencies	—	8,710	—	8,710
Residential-backed	—	3,882	—	3,882
Commercial-backed	—	44,715	1,297	46,012
Asset-backed	—	15,337	465	15,802
Municipals	—	171,434	7,238	178,672
Trading securities	—	—	9,893	9,893
Put options (1)	—	—	657	657
Short-term and other investments (2)	344,011	6,164	937	351,112

	$352,954	$741,496	$23,392	$1,117,842

(1)	Included in “Other assets” on the consolidated balance sheet.

(2)	Amount excludes $20.7 million of short-term other investments and equity securities which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$8,766	$—	$8,766
Agent and employee plans	—	—	16,651	16,651

	$—	$8,766	$16,651	$25,417

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
The Company also holds a small number of fixed income investments, including certain mortgage-backed and asset- backed securities, and collateralized debt obligations, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. The Company estimates the fair value of its entire portfolio of municipal auction rate securities based on non-binding quotes received from independent third parties due to limited activity and market data for auction rate securities, resulting from liquidity issues in the global credit and capital markets. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of March 31, 2010, the fair values of certain municipal auction rate securities, collateralized debt obligations and mortgage-backed and asset-backed securities which represent approximately 1.3% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.
Beginning in 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for this particular collateralized debt obligation. The Company continued to fair value this collateralized debt obligation as such during 2010.
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

Other invested assets
The Company’s other invested assets consists of one alternative investment that owns a portfolio of collateralized debt obligation equity investments managed by a third party management group. The Company calculates the fair market value of such investments using the net asset value per share, which is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.
The Company has committed to fund $5.0 million to such equity investment, of which the entire amount has been funded to date. There are no redemption opportunities, and the fund will terminate when the underlying collateralized debt obligation deals mature.
Short-term investments
The Company’s short-term investments primarily consist of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy.
Put Options
The put options that the Company owns are directly related to agreements the Company entered into with UBS during 2008 to facilitate the repurchase of certain auction rate municipal securities. The options are carried at fair value, which is related to the fair value of the auction rate securities (see Trading securities above), and are recorded in “Other assets” on the consolidated condensed balance sheets. The Company accounts for such put options in accordance with ASC 320, Investments — Debt and Equity Securities, which provides a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on an instrument by instrument basis.
Derivatives
The Company’s derivative instruments are valued utilizing valuation models that primarily use market observable inputs and are traded in the markets where quoted market prices are not readily available, and accordingly, these instruments are reflected within the Level 2 of the fair value hierarchy.
Agent and Employee Stock Plans
The Company accounts for its agent and certain employee stock plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors (see Note 10 of Notes to Consolidated Condensed Financial Statements). The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is, therefore, reflected in Level 3 of the hierarchy.

Changes in Level 3 Assets and Liabilities
The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months ended March 31, 2010.

Changes in Level 3 Assets and Liabilities Measured at Fair Value For The Three Months Ended March 31, 2010
			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
Assets
Collateralized debt obligations	$2,905	$(310)	$8	$—	$—	$2,603
Commercial-backed	1,297	6	(87)	—	—	1,216
Asset-backed	465	—	—	—	(465)	—
Municipals	7,238	38	(600)	—	—	6,676
Trading securities	9,893	10	—	—	—	9,903
Put options	657	(10)	—	—	—	647
Other invested assets	937	549	(41)	—	—	1,445

	$23,392	$283	$(720)	$—	$(465)	$22,490

Liabilities
Agent and employee stock plans	$16,651	$(2,613)	$(7,878)	$—	$—	$6,160

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income.
During the three months ended March 31, 2010, sales of Level 3 financial instruments were $692,000, of which $92,000 are classified as “Commercial-backed” and $600,000 are classified as “Municipals” in the table above. The Company had a net settlement loss of $(29,000) during the three months ended March 31, 2010, of which $(41,000) was classified as “Other invested assets,” $8,000 was classified as “Collateralized debt obligations” and $5,000 was classified as “Commercial-backed” in the table above. The Company had no purchases and no issuances of Level 3 financial instruments during the first quarter of 2010.
Additionally, during the three months ended March 31, 2010, the Company transferred one security out of Level 3 to Level 2. Prior to 2010, the Company valued this security internally; however, during the first quarter of 2010, the security began being priced by a pricing service. Furthermore, the Company determined there were adequate observable inputs that were sufficient for pricing the security. The Company did not transfer any securities between Level 1 and Level 2 during the three months ended March 31, 2010.

Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2009
			Purchases,
		Unrealized	Sales,		Transfer in/
	Beginning	Gains or	Payments and	Realized	(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Corporate debt and other	$2,585	$590	$—	$(1,395)	$—	$1,780
Mortgage and asset-backed	1,746	134	(80)	—	—	1,800
Municipals	6,539	839	—	—	—	7,378
Trading securities	11,937	2,638	(100)	—	—	14,475
Put options	3,163	(2,638)	—	—	—	525
Other invested assets	476	(100)	(125)	—	—	251

	$26,446	$1,463	$(305)	$(1,395)	$—	$26,209

Liabilities
Agent and employee stock plans	$18,158	$—	$(6,699)	$—	$—	$11,459

(1)	Realized losses for the period are included in “Realized gains (losses)” on the Company’s consolidated condensed statement of income (loss).
During the three months ended March 31, 2009, the Company had no purchases and no issuances of Level 3 financial instruments. Additionally, the Company transferred no securities out of Level 3 to Level 2 during the three months ended March 31, 2010.
Investments not reported at fair value
Other investments consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.

3. INVESTMENTS
The Company’s investments consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)
Securities available for sale
Fixed maturities	$809,064	$756,180
Equity securities	243	234
Trading securities	9,903	9,893
Short-term and other investments	261,778	371,534

Total investments	$1,080,988	$1,137,841

Available for sale fixed maturities are reported at fair value which was derived as follows:

	March 31, 2010
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$41,151	$1,201	$(12)	$—	$42,340
Collateralized debt obligations	2,078	770	(245)	—	2,603
Residential-backed issued by agencies	95,918	4,244	(81)	—	100,081
Commercial-backed issued by agencies	8,309	424	—	—	8,733
Residential-backed	3,459	45	(29)	—	3,475
Commercial-backed	44,578	1,966	—	—	46,544
Asset-backed	10,326	305	(60)	(281)	10,290
Corporate bonds and municipals	500,737	17,584	(3,835)	—	514,486
Other	78,396	2,116	—	—	80,512

Total fixed maturities	$784,952	$28,655	$(4,262)	$(281)	$809,064

	December 31, 2009
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$48,600	$1,229	$(39)	$—	$49,790
Collateralized debt obligations	2,070	990	(155)	—	2,905
Residential-backed issued by agencies	102,497	3,580	(179)	—	105,898
Commercial-backed issued by agencies	8,337	373	—	—	8,710
Residential-backed	3,934	2	(54)	—	3,882
Commercial-backed	45,054	998	(40)	—	46,012
Asset-backed	16,176	306	(399)	(281)	15,802
Corporate bonds and municipals	509,862	14,626	(6,474)	—	518,014
Other	6,100	—	(933)	—	5,167

Total fixed maturities	$742,630	$22,104	$(8,273)	$(281)	$756,180

The amortized cost and fair value of available for sale fixed maturities at March 31, 2010, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$21,612	$22,074
Over 1 year through 5 years	167,000	173,487
Over 5 years through 10 years	269,787	277,310
Over 10 years	163,963	167,070

	622,362	639,941
Mortgage-backed and asset-backed securities	162,590	169,123

Total fixed maturities	$784,952	$809,064

See Note 2 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.

A summary of net investment income sources is set forth below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Fixed maturities	$9,497	$9,706
Equity securities	10	(28)
Short-term and other investments	651	(883)
Agent receivables	449	661
Student loan interest income	1,070	1,339

	11,677	10,795
Less investment expenses	406	479

	$11,271	$10,316

Realized Gains and Losses
Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.
Fixed maturities
Proceeds from the sale and call of investments in fixed maturities were $16.7 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. Proceeds from maturities, sinking and principal reductions amounted to $21.5 million and $17.5 million for the three months ended March 31, 2010 and 2009, respectively. During 2010 and 2009, the Company realized gross gains of $235,000 and $5,000, respectively, on the sale and call of fixed maturity investments. The company realized gross losses of $16,000 during 2010 and no gross losses during 2009.
Equity securities
The Company realized no gains and no losses on equity securities during the three months ended March 31, 2010 and 2009.
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
Other than temporary impairment
The Company recognized no OTTI losses during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company recognized $1.4 million of OTTI losses, which were deemed to be other-than-temporary reductions. These OTTI losses were attributable to credit losses and, as such, were recorded in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income.
Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at March 31, 2010, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Reductions for
		Additions for OTTI		increases in cash	Cumulative OTTI
Cumulative OTTI	Additions to OTTI	securities where		flows expected to	credit losses
credit losses	securities where no	credit losses have	Reductions for	be collected that	recognized for
recognized for	credit losses were	been recognized	securities sold	are recognized	securities still held
securities still held at	recognized prior to	prior to	during the period	over the remaining	at
January 1, 2010	January 1, 2010	January 1, 2010	(Realized)	life of the security	March 31, 2010
(In thousands)
$12,670	$—	$—	$—	$(7)	$12,663

Unrealized Gains and Losses
Fixed maturities
Set forth below is a summary of gross unrealized losses in its fixed maturities as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$3,935	$12	$—	$—	$3,935	$12
Collateralized debt obligations	—	—	603	245	603	245
Residential-backed issued by agencies	19,907	81	—	—	19,907	81
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	577	29	577	29
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	5,971	60	5,971	60
Corporate bonds and municipals	6,374	53	60,492	3,782	66,866	3,835
Other	—	—	—	—	—	—

Total	$30,216	$146	$67,643	$4,116	$97,859	$4,262

	December 31, 2009
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$3,917	$39	$—	$—	$3,917	$39
Collateralized debt obligations	—	—	685	155	685	155
Residential-backed issued by agencies	23,585	179	—	—	23,585	179
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	3,128	54	3,128	54
Commercial-backed	—	—	7,887	40	7,887	40
Asset-backed	1,406	19	10,540	380	11,946	399
Corporate bonds and municipals	9,203	34	174,331	6,440	183,534	6,474
Other	—	—	5,167	933	5,167	933

Total	$38,111	$271	$201,738	$8,002	$239,849	$8,273

Unrealized Losses Less Than 12 Months
Of the $146,000 in unrealized losses that had existed for less than twelve months at March 31, 2010, no security had an unrealized loss in excess of 10% of the security’s cost.
Of the $271,000 in unrealized losses that had existed for less than twelve months at December 31, 2009, no security had an unrealized loss in excess of 10% of the security’s cost.
Unrealized Losses 12 Months or Longer
Of the $4.1 million in unrealized losses that had existed for twelve months or longer at March 31, 2010, 4 securities had unrealized losses in excess of 10% of the security’s cost, of which 1 was classified as “Asset-backed securities,” 1 was classified as “Collateralized debt obligations,” and 2 were classified as “Corporate bonds and municipals” in the table above. The amount of unrealized loss with respect to those securities was $1.9 million at March 31, 2010, of which $271,000 relates to “Asset-backed” securities, $245,000 relates to “Collateralized debt obligations,” and $1.4 million relates to “Corporate bonds and municipals.”
Of the $8.0 million in unrealized losses that had existed for twelve months or longer at December 31, 2009, eight securities had unrealized losses in excess of 10% of the security’s cost, of which two were classified as “Asset-backed securities,” one was classified as “Other”, four were classified as “Corporate bonds and municipals, and one was classified as “Collateralized debt obligations in the table above. The amount of unrealized loss with respect to those securities was $3.9 million at December 31, 2009, of which $307,000 relates to “Asset-backed” securities, $933,000 relates to “Other,” $2.5 million relates to “Corporate bonds and municipals” and $155,000 relates to “Collateralized debt obligations.”

As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in the U.S. was volatile during 2008; however, the Company has seen improved market conditions during 2009 and 2010, which are reflected in the decrease in unrealized losses, as well as a decrease in the number of securities with unrealized losses. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of March 31, 2010, the unrealized loss in these investments is temporary.
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
Equity securities
The Company had no unrealized investment gains on equity securities during the three months ended March 31, 2010 and $27,000 of unrealized investment gains during the three months ended March 31, 2009. The Company had no gross unrealized investment losses on equity securities at March 31, 2010 and 2009.
4. GRAPEVINE
On August 3, 2006, Grapevine Finance, LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC, as a dividend in kind, a $150.8 million note receivable that HealthMarkets, LLC had received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (the “CIGNA Note”) and a related guaranty agreement pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note (the “Guaranty Agreement”). After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC, assigned the CIGNA Note and Guaranty Agreement to Grapevine. On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes (the “Grapevine Notes”) to an institutional purchaser (see Note 6 of Notes to Consolidated Condensed Financial Statements). The net proceeds from the Grapevine Notes of $71.9 million were distributed to HealthMarkets, LLC. On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine of $72.4 million.
Prior to January 1, 2010, the Company accounted for its investment in Grapevine under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), which was codified into ASC 860. Under SFAS No. 140, the Company’s investment in Grapevine was classified as a non-consolidated qualifying special-purpose entity (“QSPE”). As a QSPE, the Company did not consolidate the financial results of Grapevine and, instead, accounted for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, which was codified into FASB ASC Topic 325 — 40, Investments — Other — Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). The Company recorded its investment in Grapevine, at fair value, in “Fixed maturities” on the consolidated balance sheets.
On January 1, 2010, the Company adopted ASU 2009-16 (see Note 1 of Notes to Consolidated Condensed Financial Statements — Recent Accounting Pronouncements). The Company performed an analysis to determine if Grapevine is a variable interest entity (“VIE”) and if so, whether or not the activities of Grapevine should be included in consolidation. During such analysis, the Company determined that HealthMarkets, LLC has the power to direct matters that most significantly impact the activities of the Grapevine, LLC and HealthMarkets, LLC has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to Grapevine, LLC. After such analysis, the Company concluded that Grapevine is a VIE, and its activities should be included in consolidation. As such, the note receivable from CIGNA is recorded at fair value in “Fixed maturities” on the consolidated condensed balance sheet (see Note 3 of Notes to Consolidated Condensed Financial Statements) and the Grapevine notes are recorded in “Debt” on the consolidated condensed balance sheet (see Note 6 of Notes to Consolidated Condensed Financial Statements).

5. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets by segment as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Commercial Health Division	$40,025	$16,620	$(10,195)	$46,450
Insphere	—	38,663	(354)	38,309
Disposed Operations	359	—	—	359

	$40,384	$55,283	$(10,549)	$85,118

	December 31, 2009
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Commercial Health Division	$40,025	$55,283	$(9,694)	$85,614
Disposed Operations	359	—	—	359

	$40,384	$55,283	$(9,694)	$85,973

Other intangible assets include the acquisition of the right to certain renewal commissions from Special Investment Risks, Ltd (“SIR”). Previously, SIR sold health insurance policies that were either issued by a third-party insurance company and coinsured by the Company, or policies that were issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR, and in accordance with the terms of the asset sale agreement, SIR retained the right to receive certain commissions and renewal commissions. On May 19, 2006, the Company and SIR entered into a termination agreement, pursuant to which SIR received an aggregate of $47.5 million from the Company and all future commission payments owed to SIR under the asset sale agreement were discharged in full.
Intangible Asset Amortization — 2010 Change in Estimate
On January 1, 2010, the Company transferred a portion of the intangible asset related to SIR from the Commercial Health Division to Insphere. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the Commercial Health Division will be amortized over a remaining period of 60 months. These changes resulted in an increase in “Underwriting, acquisition and insurance expenses” on the consolidated condensed statement of income of $474,000 for the three months ended March 31, 2010.
The Company recorded amortization expense associated with other intangible assets of $855,000 for the three months ended March 31, 2010.
Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization
Expense
(In thousands)
2010	$2,104
2011	2,075
2012	1,690
2013	1,629
2014	1,794
Thereafter	31,398

$40,690

6. DEBT
On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At March 31, 2010, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.

In addition, on April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367%.
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
The following table sets forth detail of the Company’s debt and interest expense:

						Interest Expense
	Principal	Maturity		Interest		Three Months Ended March 31,
	Amount	Date		Rate(a)		2010	2009
	(Dollars in thousands)
2006 credit agreement:
Term loan	$362,500	2012		1.249%		$3,512	$4,960
$75 Million revolver (non-use fee)	—	2011		—		70	28
Grapevine Note	72,350	2021		6.712%		1,199	—
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.750%		145	201
HealthMarkets Capital Trust I	51,550	2036		3.307%		426	636
HealthMarkets Capital Trust II	51,550	2036		8.367%		1,078	1,078
Interest on Deferred Tax Gain	—			4.000%		525	778
Amortization of financing fees	—					1,237	1,176

Total debt	$553,420					$8,192	$8,857
Student Loan Credit Facility	74,900	(b	)	0.000	%(c)	—	652

Total	$628,320					$8,192	$9,509

(a)	Represents the interest rate on March 31, 2010.

(b)
The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process.
The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $480.3 million and $394.8 million at March 31, 2010 and December 31, 2009, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2010 and December 31, 2009, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.

Student Loan Credit Facility
At March 31, 2010 and December 31, 2009, the Company had an aggregate of $74.9 million and $77.4 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At March 31, 2010 and December 31, 2009, indebtedness outstanding under the Student Loan Credit Facility was secured by student loans and accrued interest in the carrying amount of $68.1 million and $70.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $6.9 million and $6.6 million, respectively.
The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes (the “Series 2001A-1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”) issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three months ended March 31, 2010 and 2009, the Company made principal payments of approximately $2.5 million and $2.3 million, respectively, on the SPE notes.
7. DERIVATIVES
HealthMarkets uses derivative instruments, specifically interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The Company accounts for such interest rate swaps in accordance with ASC Topic 815 Derivatives and Hedging. These swap agreements are designed as hedging instruments and the Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. In accordance with ASC 820, the fair values of the Company’s interest rate swaps are also contained in Note 2 of Notes to Consolidated Condensed Financial Statements. In assessing the fair value, the Company takes into consideration the current interest rates and the current creditworthiness of the counterparties, as well as the current creditworthiness of the Company, as applicable.
At March 31, 2010, the Company owned two interest rate swap agreements with an aggregate notional amount of $200 million. The terms of the swaps are 4 and 5 years beginning on April 11, 2006. The 4 year swap matured on April 11, 2010.
The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2010	2009		2010	2009
	(In thousands)
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate swaps		$—	$—	Other liabilities	$6,893	$8,766

Total derivatives		$—	$—		$6,893	$8,766

The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income for the three months ended March 31, 2010 and 2009:

Derivative Instruments in Hedging Relationships for the Three Months Ended March 31, 2010
			Location of Gain	Amount of Interest Expense
			(Loss) from	(Income) Reclassified from		Location of (Gain)	Amount of (Gain) Loss
	Amount of Gain (Loss)		Accumulated	Accumulated OCI into Income		Loss Recognized in	Recognized in Income on
	Recognized in OCI on		OCI into Income	(Expense)		Income on	Derivative
	Derivative (Effective Portion)		(Effective	(Effective Portion)		Derivative	(Ineffective Portion)
	2010	2009	Portion)	2010	2009	(Ineffective Portion)	2010	2009
(In thousands)
Interest rate swaps	$2,017	$2,142	Interest Expense	$2,376	$2,416	Investment income	$128	$216

During 2010 and 2009, the Company did not have any derivative instruments not designated as hedging instruments.
HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
At March 31, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $3.3 million related to the interest rate swaps of which $392,000 ($255,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011, of which $325,000 is expected to be reclassified into earnings within the next twelve months.
8. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands,
	except per share amounts)

Income from continuing operations	$768	$8,023
Income from discontinued operations	14	35

Net income available to common shareholders	$782	$8,058

Weighted average shares outstanding, basic	29,616	29,765
Dilutive effect of stock options and other shares	647	597

Weighted average shares outstanding, dilutive	30,263	30,362

Basic earnings per share:
From continuing operations	$0.03	$0.27
From discontinued operations	—	—

Net income per share, basic	$0.03	$0.27

Diluted earnings per share:
From continuing operations	$0.03	$0.27
From discontinued operations	—	—

Net income per share, dilutive	$0.03	$0.27

9. COMMITMENTS AND CONTINGENCIES
Leases
With respect to certain abandoned leased facilities which the Company no longer utilizes, at March 31, 2010 and December 31, 2009, the Company had a liability of $2.7 million and $2.3 million, respectively, which is included in “Other liabilities” on the consolidated condensed balance sheet. Lease payments net of sublease proceeds will be applied against the liability through February 2013, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.

Litigation and Regulatory Matters
The Company is a party to various material proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” Except as discussed below, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
Litigation Matters
As previously disclosed, Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff appealed the dismissal of this matter to the United States Tenth Circuit Court of Appeals which, on April 7, 2010, affirmed the dismissal.
As previously disclosed, Mid-West was named as a defendant in an action filed on January 9, 2009 (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon) in the Superior Court of Orange County, California, Case No. 30-2009 00117080. Plaintiff alleges bad faith, breach of contract, negligent misrepresentation, and intentional misrepresentation and seeks unspecified economic, punitive, exemplary, and mental damages, costs, interest, and attorneys’ fees. On June 1, 2009, the case was transferred on Mid-West’s motion for change of venue to Los Angeles County Superior Court (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon), Case No. LC086172. On February 24, 2010, the Court granted the defendants’ motion to dismiss this matter with prejudice and on April 1, 2010, the Court entered judgment for the defendants. Plaintiff has 60 days from the entry of the Court’s order to appeal this ruling.
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
As previously disclosed, in a related matter, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action brought by Jerry Hopkins (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Mr. Hopkins seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgment was denied. Discovery in this matter is ongoing.
As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group, Mid-West and Mid-West agent Stephen Casey were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. The Court granted Mid-West’s motion for summary judgment and dismissed the case against Mid-West on August 12, 2008. On October 15, 2008, the Court granted judgment in favor of defendant Casey. On April 15, 2010, the California Court of Appeals reversed the trial court’s rulings with respect to defendants Mid-West and Casey on all claims other than those for intentional infliction of emotional distress, reinstating plaintiff’s remaining claims against Mid-West and Casey. The Company intends to appeal this decision to the California Supreme Court.

As previously disclosed, HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006. On March 30, 2007, the Court denied HealthMarkets and Mid-West’s motion and granted the plaintiffs’ motion. In October 2008, the United States Fifth Circuit Court of Appeals affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the FLSA and remanded the case to the trial court for further proceedings. On March 23, 2009, the United States Supreme Court denied HealthMarkets’ and Mid-West’s petition for writ of certiorari. A court-approved notice to prospective participants in the collective action was mailed in April 2008, providing prospective participants with the ability to file “opt-in” elections. On December 21, 2009, the parties agreed to settle this matter, which settlement became effective in April 2010.
The Company believes that resolution of the above proceedings, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not (to the extent resolved) or will not (to the extent not already resolved) have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 18 of Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.
Regulatory Matters
Since October 2004, the Company has been engaged in discussions with the Office of the Insurance Commissioner of Washington State (the “Washington DOI”) in an effort to resolve issues with respect to the use of a policy form that was initially approved by the Office in 1997. As previously disclosed, on March 8, 2005, the Washington DOI issued a cease and desist order prohibiting MEGA from selling a previously approved health insurance product to consumers in the State of Washington. The Company voluntarily terminated the sale of similar products by Mid-West pending resolution of this matter with the Washington DOI. The Company’s association group business in Washington that is individually underwritten is considered to be “large group” business for purposes of the state minimum loss ratio standard. The minimum loss ratio standard is currently 80%. As a result of these matters, the Company has determined that it might not be in a position to operate on a profitable basis in Washington State. In March 2010, the Company and the Washington DOI reached a preliminary agreement in principle that the Company will non-renew its health benefit plan policies and withdraw from the health benefit plan market place in the next several months, subject to further discussions between the parties regarding the implications of national health care reform. MEGA and Mid-West currently have over 9,000 certificate holders in the State of Washington. If the Company proceeds to non-renew its Washington health benefit plan policies under the agreement in principle, then the Company intends to work with the Washington DOI to develop an orderly transition plan for certificate holders which may include an opportunity for agents contracted with Insphere to market other coverage from non-affiliated carriers.

The Company’s insurance subsidiaries are subject to various other pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of the Company’s principal insurance companies for the examination period January 1, 2000 through December 31, 2005, and the matters that were the subject of the August 26, 2009 settlement agreement between the Massachusetts Division of Insurance and the Company’s principal insurance subsidiaries. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Item 3 — Legal Proceedings” and in Note 18 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s financial conditions and results of operations, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to third-party insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, the Company expects to dedicate material resources and to incur material expenses to implement Health Care Reform Legislation and expects that certain elements of the Health Care Reform Legislation will have a material adverse effect on its financial condition and results of operations. For additional information, see Item 1A. – Risk Factors beginning on page 28 and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, National Health Care Reform discussion on beginning on page 36.
10. STOCKHOLDERS’ EQUITY
The Company’s Board of Directors determines the prevailing “fair market value” of the HealthMarkets’ Class A-1 and A-2 common stock in good faith, considering factors it deems appropriate. Since the de-listing of the Company’s stock in 2006, the Company has generally retained several independent investment firms to value its common stock on an annual basis, or more frequently if circumstances warrant. When setting the “fair market value” of the Company’s common stock, the Board considers among other factors it deems appropriate, each independent investment firm’s valuation for reasonableness in light of known and expected circumstances. At March 31, 2010, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $7.00.
Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, which was paid on March 9, 2010. As a result, the Company paid dividends to stockholders in the aggregate of $120.7 million.
11. SEGMENT INFORMATION
The Company operates four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.

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
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue from continuing operations:
Insurance — Commercial Health Division:	$223,146	$284,835
Insphere:	4,171	—
Corporate:	5,714	1,492
Intersegment Eliminations:	(2,115)	(36)

Total revenues excluding disposed operations	230,916	286,291
Disposed Operations:	647	3,751

Total revenue from continuing operations	$231,563	$290,042

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance — Commercial Health Division:	$41,225	$33,288
Insphere:	(22,861)	—
Corporate:	(17,306)	(17,558)

Total operating income excluding disposed operations	1,058	15,730
Disposed Operations	658	(3,702)

Total income from continuing operations before federal income taxes	$1,716	$12,028

Assets by operating segment at March 31, 2010 and December 31, 2009 are set forth in the table below:

	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Insurance — Commercial Health Division:	$653,679	$731,594
Insphere:	59,940	14,507
Corporate:	703,930	734,040

Total assets excluding assets of Disposed Operations	1,417,549	1,480,141
Disposed Operations	384,998	391,357

Total assets	$1,802,547	$1,871,498

Disposed Operations assets at March 31, 2010 and December 31, 2009 primarily represent reinsurance recoverable for the Life Insurance Division of $350.8 million and $353.7 million, respectively, associated with the Coinsurance Agreements entered into with Wilton.
12. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS
Stock Options
In connection with the $3.94 special cash dividend paid on March 9, 2010 and to prevent dilution in the rights of participants in the Second Amended and Restated 2006 Management Option Plan (the “2006 Plan”), the Board of Directors approved a $3.94 reduction to the exercise price of outstanding options granted under the 2006 Plan. The Company recognized a pre-tax expense of $326,000 in the first quarter of 2010 in connection with the change. An additional expense of approximately $800,000 will be recognized over the remaining life of the option.

InVest Stock Ownership Plan
In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, the series of stock accumulation plans established for the benefit of the independent contractor insurance agents and contractor sales representatives (the “Predecessor Plans”) were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (“ISOP”). Eligible insurance agents and designated eligible employees may participate in the ISOP. Accounts under the Predecessor Plans were transferred to the ISOP. Several features of the ISOP differ in certain material respects from the Predecessor Plans, including, but not limited to, plan participation by designated eligible employees and the elimination of the reallocation of forfeited matching account credits after June 30, 2010.
For financial reporting purposes, the Company accounts for the Company-match feature of the ISOP for nonemployee agents by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the agent-participant. The Company accounts for the Company-match feature of the ISOP for employees by recognizing compensation expense over the vesting period in an amount equal to the fair market value of each award at the date of grant or, in the case of outstanding awards transferred from the Predecessor Plans, the fair market value at the date of employment. Expense on awards granted after January 1, 2010, is recognized on a straight-line basis based on the Company’s policy adopted in 2006 for new plans effective after January 1, 2006. Expense on awards transferred from Predecessor Plans will continue to be recognized on a graded basis. Employee awards are equity-classified and changes in values and expense are offset to the Company’s paid in capital. Nonemployee awards are liability-classified and changes are reflected in the liabilities on the balance sheet.
The liability, or cumulative paid-in capital, for matching credits is based on (i) the number of unvested credits, (ii) the prevailing fair market value of the Company’s common stock as determined by the Company’s Board of Directors and (iii) an estimate of the percentage of the vesting period that has elapsed.
The accounting treatment of the Company’s ISOP on nonemployees results in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors. In periods of decline in the fair market value of HealthMarkets’ common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair market value of the Company’s common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted.
As of March 31, 2010, the Company recognized $485,000 of income in connection with the ISOP. The liability for the nonemployee ISOP was decreased $702,000 and paid in capital was increased $217,000. In the first quarter of 2009, the Company recognized $787,000 of expense in connection with the Predecessor Plans.
13. TRANSACTIONS WITH RELATED PARTIES
As of March 31, 2010, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 53.9%, 22.1%, and 11.1%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
Transactions with the Private Equity Investors
Transaction and Monitoring Fee Agreements
Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $15.0 million for 2010, the Company paid $12.5 million in January 2010 to each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively, with the remaining balance of $2.5 million paid on April 30, 2010 in an amount equal to $1.5 million, $635,000 and $317,000, respectively. The Company has expensed $3.75 million through March 31, 2010.

Extraordinary Cash Dividend
In connection with the special cash dividend declared on February 25, 2010, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners received dividends in the amount of $65.0 million, $26.6 million and $13.3 million, respectively, which were paid on March 9, 2010.
Investment in Certain Funds Affiliated with the Private Equity Investors
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During 2009, the amount of the Company’s original commitment was reduced by $2.0 million, to $8.0 million. During the three months ended March 31, 2010, the Company did not fund any capital call to such investment. As of March 31, 2010, the Company had made contributions totaling $3.9 million, and had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $4.1 million.
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three months ended March 31, 2010, the Company did not fund any capital call to such investment. As of March 31, 2010, the Company had made contributions totaling $6.8 million and applied credits totaling $369,000, and had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $2.9 million.
On April 26, 2010, the Company funded a capital call to The Blackstone Strategic Alliance Fund L.P. for $324,000. After such capital call, the Company had a remaining commitment of $2.6 million.
Other
From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. For example, in 2010 and 2009, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During the three months ended March 31, 2010 and 2009, in connection with these events, the Company paid the hotel approximately $1.8 million and $1.4 million, respectively. Employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.
14. SUBSEQUENT EVENTS
On April 13, 2010, the Company completed the acquisition of Beneficial Investment Services, Inc. (“BIS”), a broker-dealer and registered investment adviser, and changed BIS’ name to Insphere Securities, Inc. (“ISI”). The total cash consideration related to this acquisition was approximately $1.6 million. ISI, now a wholly owned subsidiary of Insphere, continues to function as a full-service broker-dealer and provider of comprehensive investment advisory services. With the addition of the investment products and services offered through ISI, Insphere’s clients will not only be able to purchase health, life, and long-term care insurance products, but also securities and investment advice. Securities and advisory services available through ISI include variable annuities, mutual funds, education savings plans, stocks, bonds, and fee-based asset management services.

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
Through our Commercial Health Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. We market these products to the self-employed and individual markets through independent agents contracted with Insphere Insurance Solutions, Inc. (“Insphere”).
During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of April 2010, Insphere has approximately 2,700 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 40 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has completed marketing agreements with a number of life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna and UnitedHealthcare’s Golden Rule Insurance Company for individual health insurance products, John Hancock for long-term care products, ING for term life, universal life and fixed annuity products and Minnesota Life Insurance Company for life and fixed annuity products. Insphere also has a marketing arrangement with an intermediary under which Insphere’s agents obtain access to certain disability income insurance products.
Reclassification
Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

Student Loans
In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, the assets and liabilities of CFLD-I and UFC2 were presented as “Held for sale” on the consolidated condensed balance sheets and the results of operations of CFLD-I and UFC2 were included in “Income from discontinued operations” on the consolidated condensed statements of income. As the Stock Purchase Agreement was terminated in 2009 and the closing of this transaction did not occur, the Company reclassified the assets and liabilities and the results of operations of CFLD-I and UFC2 into continuing operations for all periods presented. Such reclassification resulted in increased income in “Income from continuing operations” of $36,000 for the three months ended March 31, 2009.
Results of Operations
The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue:
Health Premiums	$205,773	$263,140
Life premiums and other considerations	651	718

	206,424	263,858
Investment income	11,271	10,316
Other income	13,649	17,241
Net impairment losses recognized in earnings	—	(1,395)
Realized gains, net	219	22

Total revenues	231,563	290,042
Benefits and Expenses:
Benefits, claims, and settlement expenses	121,796	167,599
Underwriting, acquisition and insurance expenses	52,999	80,900
Other expenses	46,860	20,006
Interest expense	8,192	9,509

Total benefits and expenses	229,847	278,014

Income from continuing operations before income taxes	1,716	12,028
Federal income tax expense	948	4,005

Income from continuing operations	768	8,023
Income from discontinued operations (net of income tax)	14	35

Net income	$782	$8,058

National Health Care Reform
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our financial conditions and results of operations, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to third-party insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we expect to dedicate material resources and to incur material expenses to implement Health Care Reform Legislation.
While not all-inclusive, we are evaluating the following material provisions of the Health Care Reform Legislation to determine the impact that these provisions will have on our financial conditions and results of operations:
•	Establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum.

•	Expansion of dependent coverage to include adult children up to age 26.
•	Elimination of certain annual and lifetime caps on the dollar value of benefits.
•	Elimination of pre-existing condition exclusions.
•	Requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk.
•	Establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements.
•	Creation of health insurance exchanges for the individual and small group markets (together with individual and employer mandates), which could partially or fully replace some of our current products.
•	Prohibitions on certain policy rescissions.
•	Significant annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes.
•	Limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers.
A number of these requirements could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines, lead to the lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.
With respect to the minimum loss ratio requirements effective beginning in 2011, we expect that a mandated minimum loss ratio of 80% for the individual and small group markets will have a material adverse impact on our financial condition and results of operations. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. The 80% minimum medical loss ratio is subject to adjustment by the Department of Health and Human Services (“HHS”) if HHS determines that the requirement is disruptive to the market. In addition, rules addressing certain material aspects of this requirement have not yet been established, including defining which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation, as well as which taxes, fees and assessment may be excluded from premium calculations. Subject to the outcome of final rulemaking, a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to discontinue the underwriting and marketing of individual health insurance and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements. This requirement may have a material adverse effect on the level of base commissions and override commissions that Insphere receives from third party insurance carriers. We believe that an 80% minimum medical loss ratio is significantly higher than the loss ratios historically experienced by the third party health insurance carriers doing business with Insphere. As a result, these carriers may reduce commissions, overrides and other administrative expenses in order to comply with the minimum loss ratio requirements. At this time, we are not able to project with certainty the extent to which the minimum medical loss ratio requirement will impact our revenues and results of operations, but the impact is expected to be material.
Business Segments
The Company operates four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.

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
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue from continuing operations:
Insurance — Commercial Health Division:	$223,146	$284,835
Insphere:	4,171	—
Corporate:	5,714	1,492
Intersegment Eliminations:	(2,115)	(36)

Total revenues excluding disposed operations	230,916	286,291
Disposed Operations:	647	3,751

Total revenue from continuing operations	$231,563	$290,042

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance — Commercial Health Division:	$41,225	$33,288
Insphere:	(22,861)	—
Corporate:	(17,306)	(17,558)

Total operating income excluding disposed operations	1,058	15,730
Disposed Operations	658	(3,702)

Total income from continuing operations before federal income taxes	$1,716	$12,028

Commercial Health Division
Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Revenue
Earned premium revenue	$206,238	$260,839
Investment income	5,850	6,557
Other income	11,058	17,439

Total revenue	223,146	284,835
Expenses
Benefit expenses	122,320	162,325
Underwriting and policy acquisition expenses	54,328	79,859
Other expenses	5,273	9,363

Total expenses	181,921	251,547

Operating income	$41,225	$33,288

Other operating data:
Loss ratio	59.3%	62.2%
Expense ratio	26.3%	30.6%

Combined ratio	85.6%	92.8%
Operating margin	20.0%	12.8%
Submitted annualized volume	$22,580	$108,652
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

Three Months Ended March 31, 2010 versus 2009
The Commercial Health Division (formerly the Self-Employed Agency Division) reported earned premium revenue of $206.2 million during the three months ended March 31, 2010 compared to $260.8 million in the corresponding period of 2009, a decrease of $54.6 million or 21%, which is due to a decrease in policies in force. Total policies in force decreased during 2010 as compared to 2009. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume on the Company’s insurance subsidiaries from $108.7 million in 2009 to $22.6 million in 2010 due primarily to the distribution of products underwritten by non-affiliated carriers.
The Commercial Health Division reported operating income of $41.2 million in 2010 compared to operating income of $33.3 million in 2009, an increase of $7.9 million or 24%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2010 was 20.0% compared to the operating margin of 12.8% in 2009, which is generally attributable to a loss ratio reflecting better claims experience both for our new products, as well as for our legacy products and a shift away from CareOne products.
Underwriting, acquisition and insurance expenses decreased by $25.5 million, or 32% to $54.3 million in 2010 from $79.9 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue and, in addition, the deferral of certain underwriting and policy issuance costs in 2010. Furthermore, we initiated certain cost reduction programs beginning in the fourth quarter of 2008, which are being reflected as a decrease in the expense ratio.
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
Set forth below is certain summary financial and operating data for Insphere for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenue
Commission revenue	$3,675	$—
Investment income	21	—
Other income	475	—

Total revenue	4,171	—
Expenses
Commission expenses	1,802	—
Agent incentives	6,345	—
Other expenses	18,885	—

Total expenses	27,032	—

Operating loss	$(22,861)	$—

Three Months Ended March 31, 2010
Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are purchased through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance product and the particular insurance company underwriting the policy. During the three months ended March 31, 2010, the Company earned commission revenue of approximately $3.7 million, of which $487,000 was generated from selling products from our insurance subsidiaries. We anticipate that commission revenue will continue to grow.

For the three months ended March 31, 2010, Insphere reported $18.9 million of other expenses. Other expenses associated with Insphere are related to employee compensation, lead costs, costs associated with our new field offices and other expenses related to the continued development of Insphere.
Corporate
Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sales, interest expense on corporate debt, the Company’s Student Loan business, general expense relating to corporate operations, variable stock-based compensation and operations that do not constitute reportable operating segments.
Set forth below is a summary of the components of operating income (loss) at Corporate for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating income (loss):
Investment income on equity	$3,985	$1,336
Net investment impairment losses recognized in earnings	—	(1,395)
Realized gains, net	219	22
Interest expense on corporate debt	(8,192)	(8,858)
Student loan operations	(116)	56
General corporate expenses and other	(13,202)	(8,719)

Operating loss	$(17,306)	$(17,558)

Three Months Ended March 31, 2010 versus 2009
Corporate reported an operating loss in 2010 of $17.3 million compared to $17.6 million in 2009 for an overall decrease in operating expenses of $300,000. The decrease in operating expenses is primarily due to the following items:
•
Investment income on equity increased by $2.6 million due to additional investment income earned on the Company’s equity method investments and the additional investment income of $1.2 million recognized in 2010 from the consolidation of Grapevine Finance, LLC into its results of operations.

•
Net investment impairment losses recognized in earnings decreased by $1.4 million as we recognized no impairments during the first quarter of 2010 compared to impairment losses on other-than-temporary impairments of $1.4 million on one security during the first quarter of 2009. The 2009 impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 3 of Notes to Consolidated Condensed Financial Statements for additional information).

•
Interest expense on corporate debt decreased by $666,000 from $8.9 million in the first quarter of 2009 to $8.2 million in the first quarter of 2010. This decrease is due to a lower interest rate environment in 2010 compared to 2009. However, partially offsetting this decrease was the additional interest expense incurred of $1.2 million during 2010 associated with the debt related to Grapevine Finance, LLC (“Grapevine”) (see Note 4 of Notes to Consolidated Condensed Financial Statements for additional information).

•
General corporate expenses and other increased by $4.5 million from prior year. The increase in the expenses are mainly due to an increase in employee termination cost of $1.6 million as the Company continues to align the workforce to current business levels, an increase in stock compensation of $1.2 million related to a restricted stock grant and modification of stock options, and $625,000 related to the upward adjustment of the annual monitoring fee.

Disposed Operations
Our Disposed Operations segment includes our former Medicare Division, our former Other Insurance Division, our former Life Insurance Division, our former Star HRG Division and our former Student Insurance Division.
The table below sets forth income (loss) from continuing operations for our Disposed Operations three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Medicare Insurance Division	$521	$(3,351)
Other Insurance Division	210	696
Life Insurance Division	(81)	(1,224)
Student Insurance Division	3	42
Star HRG Insurance Division	5	135

Total Disposed Operations	$658	$(3,702)

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
The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		March 31,	December 31,
	Maturity Date		March 31, 2010		2010	2009
					(In thousands)
2006 credit agreement:
Term loan	2012		1.249	%(a)	$362,500	$362,500
$75 million revolver					—	—
Grapevine Note	2021		6.712%		72,350	—
Trust preferred securities:
UICI Capital Trust I	2034		3.750	%(a)	15,470	15,470
HealthMarkets Capital Trust I	2036		3.307	%(a)	51,550	51,550
HealthMarkets Capital Trust II	2036		8.367	%(a)	51,550	51,550

Total					$553,420	$481,070
Student Loan Credit Facility	(b	)	0	%(c)	74,900	77,350

Total					$628,320	$558,420

(a)	See Note 6 of Notes to Consolidated Condensed Financial Statements.

(b)
The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 6 of Notes to Consolidated Condensed Financial Statements.

(c)
The interest rate on each series of notes resets monthly in a Dutch auction process. See Note 6 of Notes to Consolidated Condensed Financial Statements for additional information on the Student Loan Credit Facility.

In April 2006, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes during 2006 (see Note 6 of Notes to Consolidated Condensed Financial Statements).
We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of March 31, 2010, HealthMarkets had a $75.0 million unused line of credit, of which $65.9 million was available to the Company. The unavailable balance of $9.1 million relates to letters of credit outstanding with the Company’s insurance operations.
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
Contractual Obligations and Off Balance Sheet Arrangements
A summary of HealthMarkets’ contractual obligations is included in the 2009 Form 10-K. There have been no material changes in the Company’s contractual obligations or off balance sheet commitments since December 31, 2009.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the valuation of assets and liabilities requiring fair value estimates, including investments and allowance for bad debts, the amount of health and life insurance claims and liabilities, the realization of deferred acquisition costs, the carrying value of goodwill and intangible assets, the amortization period of intangible assets, stock-based compensation plan forfeitures, the realization of deferred taxes, reserves for contingencies, including reserves for losses in connection with unresolved legal matters and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Amortization of Intangible Assets — 2010 Change in Estimate
Other intangible assets include the acquisition of the right to certain renewal commissions from Special Investment Risks, Ltd (“SIR”). Previously, SIR sold health insurance policies that were either issued by a third-party insurance company and coinsured by the Company, or policies that were issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR, and in accordance with the terms of the asset sale agreement, SIR retained the right to receive certain commissions and renewal commissions. On May 19, 2006, the Company and SIR entered into a termination agreement, pursuant to which SIR received an aggregate of $47.5 million from the Company and all future commission payments owed to SIR under the asset sale agreement were discharged in full.
On January 1, 2010, the Company transferred a portion of the intangible asset related to SIR from the Commercial Health Division to Insphere. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the Commercial Health Division will be amortized over a remaining period of 60 months. These changes resulted in an increase in “Underwriting, insurance and acquisition expense” on the consolidated condensed statement of income of $474,000 for the three months ended March 31, 2010. The Company recorded amortization expense associated with other intangible assets of $855,000 for the three months ended March 31, 2010.

Recent Accounting Pronouncements
On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provides amendments to Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. ASU 2009-17 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Upon adoption, the Company determined that Grapevine Finance, LLC (“Grapevine”) is a VIE and, as such, the Company began consolidating the activities of Grapevine on January 1, 2010. See Note 4 of Notes to Consolidated Condensed Financial Statements.
On January 1, 2010, the Company adopted ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16”), which provides amendments to FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a non-consolidated qualifying special-purpose entity (“QSPE”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. Upon adoption, the Company was no longer permitted to account for Grapevine as a QSPE, and instead was required to evaluate its activities under ASU 2009-17. See Note 4 of Notes to Consolidated Condensed Financial Statements.
During the first quarter of 2010, the Company adopted ASC Update 2009-12, Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC 2009-12”), which provides amendments to Subtopic 820, Fair Value Measurements and Disclosures (“ASC 820”), for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). See Note 2 of Notes to Consolidated Condensed Financial Statements for additional disclosures required under ASC 2009-12.
During the first quarter of 2010, the Company adopted ASC Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Subtopic 820-10 to require new disclosures around the transfers in and out of Level 1 and Level 2 and around activity in Level 3 fair value measurements. Such guidance also provides amendments to ASC 820 which clarifies existing disclosures on the level of disaggregation, inputs and valuation techniques. See Note 2 of Notes to Consolidated Condensed Financial Statements for additional fair value measurement disclosures.
In January 2010, the FASB issued ASC Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends ASC Topic 855, Subsequent Events. Such guidance requires an entity to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company had previously evaluated subsequent events through the date the financial statements are issued and will continue to do so under this guidance.
Regulatory and Legislative Matters
The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2010. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to various material legal proceedings, which are described in Note 9 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Company has not experienced material changes to the risk factors disclosed in its Annual Report on Form 10-K, except that we have modified the risk factor relating to national health care reform, as set forth below, due to enactment of national health care reform legislation.
Recently enacted national health care reform legislation could have a material adverse effect on our financial condition and results of operations, both for our Commercial Health Division and Insphere Insurance Solutions, Inc.
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our financial conditions and results of operations, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to third-party insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we expect to dedicate material resources and to incur material expenses to implement Health Care Reform Legislation and expect that certain elements of the Health Care Reform Legislation will have a material adverse effect on our financial condition and results of operations.

We are evaluating a number of material provisions of the Health Care Reform Legislation to determine the impact that these provisions will have on our financial conditions and results of operations, including, but not limited to, the following: establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum; expansion of dependent coverage to include adult children up to age 26; elimination of certain annual and lifetime caps on the dollar value of benefits; elimination of pre-existing condition exclusions; requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk; establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements; creation of health insurance exchanges for the individual and small group markets (together with individual and employer mandates), which could partially or fully replace some of our current products; prohibitions on certain policy rescissions; significant annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes; and limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers. A number of these requirements could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines, lead to the lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.
With respect to the minimum loss ratio requirements effective beginning in 2011, we expect that a mandated minimum loss ratio of 80% for the individual and small group markets will have a material adverse impact on our financial condition and results of operations. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. The 80% minimum medical loss ratio is subject to adjustment by HHS if HHS determines that the requirement is disruptive to the market. In addition, rules addressing certain material aspects of this requirement have not yet been established, including defining which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation, as well as which taxes, fees and assessment may be excluded from premium calculations. Subject to the outcome of final rulemaking, a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to discontinue the underwriting and marketing of individual health insurance and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements. This requirement may have a material adverse effect on the level of base commissions and override commissions that Insphere receives from third party insurance carriers. We believe that an 80% minimum medical loss ratio is significantly higher than the loss ratios historically experienced by the third party health insurance carriers doing business with Insphere. As a result, these carriers may reduce commissions, overrides and other administrative expenses in order to comply with the minimum loss ratio requirements. At this time, we are not able to project with certainty the extent to which the minimum medical loss ratio requirement will impact our revenues and results of operations, but the impact is expected to be material.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended March 31, 2010:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program

1/1/10 to 1/31/10	—	—	—	—
2/1/10 to 2/28/10	—	—	—	—
3/1/10 to 3/31/10	66,483	$15.81	—	—

Totals	66,483	$15.81	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 66,483 shares purchased from former or current executives of the Company.

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended March 31, 2010:

		Average Price Paid	Total Number of Shares	Maximum Number of Shares
	Total Number of	per Share	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased(1)	($)	Announced Plans or Programs	Under The Plan or Program

1/1/10 to 1/31/10	91	$19.95	—	—
2/1/10 to 2/28/10	—	—	—	—
3/1/10 to 3/31/10	44,967	15.81	—	—

Totals	45,058	$15.81	—	—

(1)
The number of shares purchased other than through a publicly announced plan or program includes 45,058 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description

10.1
Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Phillip Hildebrand, filed as exhibit 10.1 to the Current Report on Form 8-K dated April 1, 2010, File No. 001-14953 and incorporated by reference herein.

10.2
Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Anurag Chandra, filed as exhibit  10.2 to the Current Report on Form 8-K dated April 1, 2010, File No. 001-14952 and incorporated by reference herein.

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

HEALTHMARKETS, INC (Registrant)
Date: May 13, 2010	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
President and Chief Executive Officer

Date: May 13, 2010	/s/ Steven P. Erwin
Steven P. Erwin
Executive Vice President and Chief Financial Officer