Form 10-Q
period 2010-06-30
HealthMarkets, Inc.
filed 2010-08-12
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 30, 2010, the registrant had 28,116,195 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,717,126 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Second Quarter 2010 Form 10-Q

HEALTHMARKETS, INC.
and Subsidiaries

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2010 — $719,678; 2009 — $742,630)	$758,825	$756,180
Equity securities, at fair value (cost: 2009 — $234)	—	234
Trading securities, at fair value	—	9,893
Short-term and other investments, at fair value (cost: 2010 — $314,185; 2009 — $370,676)	315,674	371,534

Total investments	1,074,499	1,137,841
Cash and cash equivalents	14,469	17,406
Student loan receivables	64,784	69,911
Restricted cash	12,011	8,647
Investment income due and accrued	9,956	10,464
Reinsurance recoverable — ceded policy liabilities	360,983	361,305
Agent and other receivables	30,821	26,390
Deferred acquisition costs	46,866	64,339
Property and equipment, net of accumulated depreciation of $141,439 and $134,155 at June 30, 2010 and December 31, 2009, respectively)	47,047	48,690
Goodwill and other intangible assets	84,350	85,973
Recoverable federal income taxes	—	17,879
Other assets	26,923	22,653

	$1,772,709	$1,871,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$456,900	$462,217
Claims	296,036	339,755
Unearned premiums	39,851	46,309
Other policy liabilities	7,700	8,247
Accounts payable and accrued expenses	47,586	65,692
Other liabilities	56,368	74,929
Current and deferred federal income taxes	58,755	51,978
Debt	553,420	481,070
Student loan credit facility	72,450	77,350
Net liabilities of discontinued operations	1,638	1,752

	1,590,704	1,609,299

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,116,254 issued and 28,116,195 outstanding at June 30, 2010; 27,608,371 issued and 27,608,371 outstanding at December 31, 2009. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,719,704 outstanding at June 30, 2010; 4,026,104 issued and 2,565,874 outstanding at December 31, 2009	321	316
Additional paid-in capital	43,238	42,342
Accumulated other comprehensive income	23,065	3,739
Retained earnings	138,178	246,427
Treasury stock, at cost (59 Class A-1 common shares and 1,306,400 Class A-2 common shares at June 30, 2010; -0- Class A-1 common shares and 1,460,230 Class A-2 common shares at December 31, 2009)	(22,797)	(30,625)

	182,005	262,199

	$1,772,709	$1,871,498

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE
Health premiums	$188,914	$250,503	$394,687	$513,643
Life premiums and other considerations	498	624	1,149	1,342

	189,412	251,127	395,836	514,985
Investment income	10,840	11,035	22,111	21,351
Commissions and other income	16,890	15,536	30,539	32,777
Total other-than-temporary impairment losses	—	(2,683)	—	(4,078)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	—	(2,683)	—	(4,078)
Realized gains, net	2,422	1,533	2,641	1,555

	219,564	276,548	451,127	566,590
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	99,952	142,080	221,748	309,679
Underwriting, acquisition, and insurance expenses	44,311	98,376	98,667	179,276
Other expenses	49,240	21,908	94,743	41,914
Interest expense	7,268	8,184	15,460	17,693

	200,771	270,548	430,618	548,562

Income from continuing operations before income taxes	18,793	6,000	20,509	18,028
Federal income tax expense	8,389	2,807	9,337	6,812

Income from continuing operations	10,404	3,193	11,172	11,216

Income from discontinued operations, (net of income tax expense of $7,000 and $15,000 for the three and six months ended June 30, 2010, respectively, and $9,000 and $27,000 for the three and six months ended June 30, 2009, respectively)	13	16	27	51

Net income	$10,417	$3,209	$11,199	$11,267

Basic earnings per share:
Income from continuing operations	$0.35	$0.11	$0.38	$0.38
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.35	$0.11	$0.38	$0.38

Diluted earnings per share:
Income from continuing operations	$0.34	$0.11	$0.37	$0.37
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, diluted	$0.34	$0.11	$0.37	$0.37

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$10,417	$3,209	$11,199	$11,267
Implementation effect upon adoption of ASC 320-10	—	1,017	—	1,017

Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	17,543	21,670	28,874	26,771
Reclassification for investment (gains) losses included in net income	(2,427)	3,035	(2,646)	3,030
Other-than-temporary impairment losses recognized in OCI	—	(1,565)	—	(1,565)

Effect on other comprehensive income from investment securities	15,116	23,140	26,228	28,236

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	21	(409)	(466)	(899)
Reclassification adjustments included in net income	1,468	2,248	3,972	4,880

Effect on other comprehensive income from hedging activities	1,489	1,839	3,506	3,981

Other comprehensive income before tax	16,605	24,979	29,734	32,217
Income tax expense related to items of other comprehensive income	5,812	8,743	10,408	11,277

Other comprehensive income net of tax	10,793	16,236	19,326	20,940

Comprehensive income	$21,210	$20,462	$30,525	$33,224

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net income	$11,199	$11,267
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(27)	(51)
Realized gains, net	(2,641)	3,013
Change in deferred income taxes	(5,808)	3,479
Depreciation and amortization	11,450	14,614
Amortization of prepaid monitoring fees	7,500	6,250
Equity based compensation expense	(1,766)	2,285
Other items, net	7,166	6,867
Changes in assets and liabilities:
Investment income due and accrued	(283)	1,298
Due premiums	1,111	2,086
Reinsurance recoverable – ceded policy liabilities	322	12,162
Agent and other receivables	(7,818)	6,129
Deferred acquisition costs	17,473	17
Prepaid monitoring fees	(15,000)	(12,500)
Current income tax recoverable	20,057	(1,812)
Policy liabilities	(52,266)	(59,814)
Other liabilities and accrued expenses	(22,886)	(13,129)

Cash used in continuing operations	(32,217)	(17,839)
Cash used in discontinued operations	(87)	(81)

Net cash used in operating activities	(32,304)	(17,920)

Investing Activities:
Student loan receivables	4,280	3,205
Securities available for sale	107,554	32,775
Short-term and other investments, net	55,838	(99,573)
Purchases of property and equipment	(5,689)	(1,367)
Proceeds from subsidiaries sold, net of cash disposed of $437 in 2009	—	(440)
Intangible assets acquired	(297)	—
Acquisitions net of cash acquired	252	—
Change in restricted cash	(178)	546
Decrease (increase) in agent receivables	(997)	(1,811)

Cash (used in) provided by continuing operations	160,763	(66,665)
Cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by investing activities	160,763	(66,665)

Financing Activities:
Repayment of student loan credit facility	(4,900)	(5,050)
Decrease in investment products	(3,775)	(4,004)
Change in cash overdraft	2,607	4,383
Proceeds from shares issued to agent plans and other	4,265	4,415
Purchases of treasury stock	(7,855)	(14,390)
Dividends paid	(120,652)	—
Excess tax reduction from equity based compensation	(1,086)	(1,108)

Cash used in continuing operations	(131,396)	(15,754)
Cash (used in) provided by discontinued operations	—	—

Net cash used in financing activities	(131,396)	(15,754)

Net change in cash and cash equivalents	(2,937)	(100,339)
Cash and cash equivalents at beginning of period	17,406	100,339

Cash and cash equivalents at end of period in continuing operations	$14,469	$—

Supplemental disclosures:
Income taxes paid	$808	$6,279

Interest paid	$14,279	$19,878

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2009 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Concentrations
Through its Commercial Health Division (formerly the Self-Employed Agency Division), the Company’s insurance subsidiaries provide health insurance products in 41 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. In 2010, the two principal membership associations in the self-employed market through which the Company’s health insurance products were made available were the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). While the Company believes that its insurance subsidiaries are providing association group coverage in full compliance with applicable law, changes in the relationship with the membership associations and/or changes in the laws and regulations governing association group insurance could have a material adverse impact on the Company’s financial condition and results of operations. During the six months ended June 30, 2010, the Company issued approximately 44% and 13%, of its new policies through AAS and AFS, respectively.
Additionally, during the six months ended June 30, 2010, the Company generated approximately 55% of its health premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Florida	6%
Massachusetts	6%
Illinois	5%
Washington	4%
North Carolina	4%
Maine	3%
Pennsylvania	3%
Wisconsin	3%

55%

2010 Change in Estimate — Amortization of Intangible Assets
On January 1, 2010, the Company re-evaluated the amortization period related to an intangible asset recorded in the Commercial Health Division. See Note 6 of Notes to Consolidated Condensed Financial Statements.

Reclassification
Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.
Recent Accounting Pronouncements
In July 2010, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting the provisions of ASU 2010-20.
In April 2010, the FASB issued ASU No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments, (“ASU 2010-15”). ASU 2010-15 clarifies that insurance companies should not consider separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and that the Company should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder. Additionally, ASU provides guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. ASU 2010-15 is effective for interim and annual periods beginning after December 15, 2010. The Company does not anticipate that the adoption of ASU 2010-15 will have a material impact on the Company’s financial position or results of operations.
In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives, (“ASU 2010-11”). ASU 2010-11 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This standard also addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. ASU 2010-11 is effective for the third quarter of 2010. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.
On January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provides amendments to FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation. ASU 2009-17 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Upon adoption, the Company determined that Grapevine Finance, LLC (“Grapevine”) is a VIE and, as such, the Company began consolidating the activities of Grapevine on January 1, 2010. See Note 5 of Notes to Consolidated Condensed Financial Statements.
On January 1, 2010, the Company adopted ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16”), which provides amendments to FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a non-consolidated qualifying special-purpose entity (“QSPE”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. Upon adoption, the Company was no longer permitted to account for Grapevine as a QSPE, and instead was required to evaluate its activities under ASU 2009-17. See Note 5 of Notes to Consolidated Condensed Financial Statements.

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
•
Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets which are not active. Directly observable market inputs for substantially the full term of the asset or liability, such as interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

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
As of June 30, 2010, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $195.4 million of “Corporate debt and other” classified as Level 2, $1.6 million of “Collateralized debt obligations” classified as Level 3 and $1.1 million of “Commercial-backed” investments classified as Level 3. The $195.4 million of “Corporate debt and other” investments classified as Level 2 noted above includes $100.0 million of an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 and $86.7 million of an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (see Note 5 of Notes to Consolidated Condensed Financial Statements).
Fair Value Hierarchy on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,631	$35,867	$—	$40,498
Corporate debt and other	—	404,248	—	404,248
Collateralized debt obligations	—	—	2,202	2,202
Residential-backed issued by agencies	—	87,765	—	87,765
Commercial-backed issued by agencies	—	8,780	—	8,780
Residential-backed	—	3,162	—	3,162
Commercial-backed	—	45,357	1,117	46,474
Asset-backed	—	9,631	—	9,631
Municipals	—	156,065		156,065
Other invested assets (1)	—	—	1,522	1,522
Short-term investments (2)	291,711	—	—	291,711

	$296,342	$750,875	$4,841	$1,052,058

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $22.4 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$4,468	$—	$4,468
Agent and employee plans	—	—	5,772	5,772

	$—	$4,468	$5,772	$10,240

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$8,943	$40,847	$—	$49,790
Corporate debt and other	—	344,509	—	344,509
Collateralized debt obligations	—	—	2,905	2,905
Residential-backed issued by agencies	—	105,898	—	105,898
Commercial-backed issued by agencies	—	8,710	—	8,710
Residential-backed	—	3,882	—	3,882
Commercial-backed	—	44,715	1,297	46,012
Asset-backed	—	15,337	465	15,802
Municipals	—	171,434	7,238	178,672
Trading securities	—	—	9,893	9,893
Put options (1)	—	—	657	657
Short-term and other investments (2)	344,011	6,164	937	351,112

	$352,954	$741,496	$23,392	$1,117,842

(1)	Included in “Other assets” on the consolidated balance sheet.

(2)	Amount excludes $20.7 million of short-term other investments and equity securities which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$8,766	$—	$8,766
Agent and employee plans	—	—	16,651	16,651

	$—	$8,766	$16,651	$25,417

The following is a description of the valuation methodologies used for certain assets and liabilities of the Company measured at fair value on a recurring basis, including the general classification of such assets pursuant to the valuation hierarchy.
Fixed Income Investments
Available for sale investments
The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, and municipal securities and bonds.
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
The Company also holds a small number of fixed income investments, including certain corporate bonds, asset-backed bonds and collateralized debt obligation bonds, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of June 30, 2010, the fair values of such collateralized debt obligations and mortgage-backed and asset-backed securities which represent approximately 0.5% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.
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

Trading securities & Put Options
The Company’s fixed income trading securities consisted of auction rate securities, for which the fair value was determined based on unobservable inputs. Accordingly, the fair value of this asset was reflected within Level 3 of the fair value hierarchy.
The put options that the Company owned were directly related to agreements the Company entered into with UBS during 2008 to facilitate the repurchase of certain auction rate municipal securities. The options were carried at fair value, which was related to the fair value of the auction rate securities, and were recorded in “Other assets” on the consolidated condensed balance sheets. The Company accounted for such put options in accordance with ASC 320, Investments — Debt and Equity Securities, which provided a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on an instrument by instrument basis.
During 2009, the Company redeemed $4.6 million of its auction rate securities with UBS at par. At December 31, 2009, the Company held auction rate securities with a face value of $10.6 million. These remaining auction rate securities were redeemed by UBS at par on June 30, 2010.
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
Agent and Employee Stock Plans
The Company accounts for its agent and certain employee stock plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors (see Note 11 of Notes to Consolidated Condensed Financial Statements). The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is, therefore, reflected in Level 3 of the hierarchy.

Changes in Level 3 Assets and Liabilities
The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three and six months ended June 30, 2010.
Changes in Level 3 Assets and Liabilities Measured at Fair Value For The Three Months Ended June 30, 2010

			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
Assets
Collateralized debt obligations	$2,603	$(409)	$8	$—	$—	$2,202
Commercial-backed	1,216	(9)	(90)	—	—	1,117
Asset-backed	—	—	—	—	—	—
Municipals	6,676	724	(7,400)	—	—	—
Trading securities	9,903	647	(10,550)	—	—	—
Put options	647	(647)	—	—	—	—
Other invested assets	1,445	83	(6)	—	—	1,522

	$22,490	$389	$(18,038)	$—	$	$4,841

Liabilities
Agent and employee stock plans	$6,160	$(853)	$465	$—	$—	$5,772

Changes in Level 3 Assets and Liabilities Measured at Fair Value For The Six Months Ended June 30, 2010

			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
Assets
Collateralized debt obligations	$2,905	$(719)	$16	$—	$—	$2,202
Commercial-backed	1,297	(3)	(177)	—	—	1,117
Asset-backed	465	—	—	—	(465)	—
Municipals	7,238	762	(8,000)	—	—	—
Trading securities	9,893	657	(10,550)	—	—	—
Put options	657	(657)	—	—	—	—
Other invested assets	937	632	(47)	—	—	1,522

	$23,392	$672	$(18,758)	$—	$(465)	$4,841

Liabilities
Agent and employee stock plans	$16,651	$(3,466)	$(7,413)	$—	$—	$5,772

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).
During the three months ended June 30, 2010, sales and redemptions of Level 3 financial instruments were $18.0 million, of which $93,000 is classified as “Commercial-backed,” $7.4 million is classified as “Municipals,” and $10.6 million is classified as “Trading securities” in the table above. The Company had a net settlement gain of $5,000 during the three months ended June 30, 2010, of which $8,000 is classified as “Collateralized debt obligations,” $3,000 is classified as “Commercial-backed” and $(6,000) is classified as “Other invested assets,” in the table above. The Company had no purchases and no issuances of Level 3 financial instruments during the second quarter of 2010.
During the six months ended June 30, 2010, sales and redemptions of Level 3 financial instruments were $18.8 million, of which $185,000 is classified as “Commercial-backed,” $8.0 million is classified as “Municipals,” and $10.6 million is classified as “Trading securities” in the table above. The Company had a net settlement loss of $(23,000) during the six months ended June 30, 2010, of which $(47,000) is classified as “Other invested assets,” $16,000 is classified as “Collateralized debt obligations” and $8,000 is classified as “Commercial-backed” in the table above. The Company had no purchases and no issuances of Level 3 financial instruments during the first half of 2010.
During the three months ended June 30, 2010, the Company did not transfer securities between Level 1, Level 2 and Level 3. During the six months ended June 30, 2010, the Company transferred one security out of Level 3 to Level 2. Prior to 2010, the Company valued this security internally; however, during the first quarter of 2010, the security began being priced by a pricing service. Furthermore, the Company determined there were adequate observable inputs that were sufficient for pricing the security.

Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2009

			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$1,780	$783	$—	$—	$—	$2,563
Commercial backed	1,450	62	(88)	—	—	1,424
Asset backed	350	10	—	—	—	360
Municipals	7,378	(77)	—	—	—	7,301
Trading securities	14,475	(216)	—	—	—	14,259
Put options	525	216	—	—	—	741
Other invested assets	251	(7)	(103)	—	—	141

	$26,209	$771	$(191)	$—	$—	$26,789

Liabilities
Agent and employee stock plans	$11,459	$—	$1,725	$—	$—	$13,184

Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2009

			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$2,585	$1,373	$—	$(1,395)	$—	$2,563
Commercial backed	1,494	98	(168)	—	—	1,424
Asset backed	252	108	—	—	—	360
Municipals	6,539	762	—	—	—	7,301
Trading securities	11,937	2,422	(100)	—	—	14,259
Put options	3,163	(2,422)	—	—	—	741
Other invested assets	476	(107)	(228)	—	—	141

	$26,446	$2,234	$(496)	$(1,395)	$—	$26,789

Liabilities
Agent and employee stock plans	$18,158	$—	$(4,974)	$—	$—	$13,184

(1)	Realized losses for the period are included in “Realized gains” on the Company’s consolidated condensed statement of income (loss).
During the three and six months ended June 30, 2009, the Company had no purchases and no issuances of Level 3 financial instruments. Additionally, the Company did not transfer securities between Level 1, Level 2 and Level 3.
Investments not reported at fair value
Other investments consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.
3. INVESTMENTS
The Company’s investments consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In thousands)
Securities available for sale
Fixed maturities	$758,825	$756,180
Equity securities	—	234
Trading securities	—	9,893
Short-term and other investments	315,674	371,534

Total investments	$1,074,499	$1,137,841

Available for sale fixed maturities are reported at fair value which was derived as follows:

	June 30, 2010
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$39,102	$1,396	$—	$—	$40,498
Collateralized debt obligations	2,086	380	(264)	—	2,202
Residential-backed issued by agencies	83,089	4,726	(50)	—	87,765
Commercial-backed issued by agencies	8,272	508	—	—	8,780
Residential-backed	3,095	81	(14)	—	3,162
Commercial-backed	44,291	2,183	—	—	46,474
Asset-backed	9,550	389	(27)	(281)	9,631
Corporate bonds and municipals	451,797	24,089	(2,279)	—	473,607
Other	78,396	8,310	—	—	86,706

Total fixed maturities	$719,678	$42,062	$(2,634)	$(281)	$758,825

	December 31, 2009
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$48,600	$1,229	$(39)	$—	$49,790
Collateralized debt obligations	2,070	990	(155)	—	2,905
Residential-backed issued by agencies	102,497	3,580	(179)	—	105,898
Commercial-backed issued by agencies	8,337	373	—	—	8,710
Residential-backed	3,934	2	(54)	—	3,882
Commercial-backed	45,054	998	(40)	—	46,012
Asset-backed	16,176	306	(399)	(281)	15,802
Corporate bonds and municipals	509,862	14,626	(6,474)	—	518,014
Other	6,100	—	(933)	—	5,167

Total fixed maturities	$742,630	$22,104	$(8,273)	$(281)	$756,180

The amortized cost and fair value of available for sale fixed maturities at June 30, 2010, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$29,277	$30,157
Over 1 year through 5 years	156,016	162,362
Over 5 years through 10 years	241,006	254,360
Over 10 years	145,082	156,134

	571,381	603,013
Mortgage-backed and asset-backed securities	148,297	155,812

Total fixed maturities	$719,678	$758,825

See Note 2 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.
A summary of net investment income sources is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Fixed maturities	$9,104	$9,984	$18,601	$19,690
Equity securities	(10)	45	—	17
Short-term and other investments	825	(369)	1,476	(1,235)
Agent receivables	245	685	694	1,346
Student loan interest income	1,053	1,179	2,123	2,501

	11,217	11,524	22,894	22,319
Less investment expenses	377	489	783	968

	$10,840	$11,035	$22,111	$21,351

Realized Gains and Losses
Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.
Fixed maturities
Proceeds from the sale and call of investments in fixed maturities were $61.0 million and $77.7 million for the three and six months ended June 30, 2010, respectively, and $13.4 million and $15.1 million for the three and six months ended June 30, 2009, respectively. Proceeds from maturities, sinking and principal reductions amounted to $8.2 million and $29.7 million for the three and six months ended June 30, 2010, respectively, and $11.9 million and $34.8 million for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, the Company realized gross gains of $2.4 million and $2.6 million, respectively, on the sale and call of fixed maturity investments. During the three and six months ended June 30, 2009, the Company realized gross gains of $1.0 million and $1.0 million, respectively, on the sale and call of fixed maturity investments. The company realized no gross losses during the three and six months ended June 30, 2010 and 2009.
Equity securities
The Company realized a loss on equity securities of $4,000 during the three and six months ended June 30, 2010. The Company realized no gains and no losses on equity securities during the three and six months ended June 30, 2009.
Trading securities and Put options
The Company accounted for certain municipal auction rate securities as trading securities. In 2008, the Company entered into an agreement with UBS to facilitate the repurchase of certain auction rate municipal securities. At such time, the Company received put options. Any gain or loss recognized on the trading securities was offset by the same gain or loss on the put options. During 2009, the Company redeemed $4.6 million of its auction rate securities with UBS at par. At December 31, 2009, the Company held auction rate securities with a face value of $10.6 million. The remaining auction rate securities were redeemed by UBS at par on June 30, 2010.
Other than temporary impairment (“OTTI”)
During the three and six months ended June 30, 2010, the Company recognized no OTTI losses. During the three and six months ended June 30, 2009, the Company recognized OTTI losses of $2.7 million and $4.1 million, respectively, which were deemed to be other-than-temporary reductions. These OTTI losses were attributable to credit losses and, as such, were recorded in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income.
Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at June 30, 2010, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Reductions for
		Additions for OTTI		increases in cash	Cumulative OTTI
Cumulative OTTI	Additions to OTTI	securities where		flows expected to	credit losses
credit losses	securities where no	credit losses have	Reductions for	be collected that	recognized for
recognized for	credit losses were	been recognized	securities sold	are recognized	securities still held
securities still held at	recognized prior to	prior to	during the period	over the remaining	at
January 1, 2010	January 1, 2010	January 1, 2010	(Realized)	life of the security	June 30, 2010
(In thousands)
$12,670	$—	$—	$(636)	$(16)	$12,018

Unrealized Gains and Losses
Fixed maturities
Set forth below is a summary of gross unrealized losses in its fixed maturities as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	—	—	593	264	593	264
Residential-backed issued by agencies	13,921	50	—	—	13,921	50
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	525	14	525	14
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	4,059	27	4,059	27
Corporate bonds and municipals	2,177	32	35,287	2,247	37,464	2,279
Other	—	—	—	—	—	—

Total	$16,098	$82	$40,464	$2,552	$56,562	$2,634

	December 31, 2009
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$3,917	$39	$—	$—	$3,917	$39
Collateralized debt obligations	—	—	685	155	685	155
Residential-backed issued by agencies	23,585	179	—	—	23,585	179
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	3,128	54	3,128	54
Commercial-backed	—	—	7,887	40	7,887	40
Asset-backed	1,406	19	10,540	380	11,946	399
Corporate bonds and municipals	9,203	34	174,331	6,440	183,534	6,474
Other	—	—	5,167	933	5,167	933

Total	$38,111	$271	$201,738	$8,002	$239,849	$8,273

Unrealized Losses Less Than 12 Months
Of the $82,000 in unrealized losses that had existed for less than twelve months at June 30, 2010, no security had an unrealized loss in excess of 10% of the security’s cost.
Of the $271,000 in unrealized losses that had existed for less than twelve months at December 31, 2009, no security had an unrealized loss in excess of 10% of the security’s cost.
Unrealized Losses 12 Months or Longer
Of the $2.6 million in unrealized losses that had existed for twelve months or longer at June 30, 2010, five securities had unrealized losses in excess of 10% of the security’s cost, of which one was classified as “Asset-backed securities,” one was classified as “Collateralized debt obligations,” and three were classified as “Corporate bonds and municipals” in the table above. The amount of unrealized loss with respect to those securities was $2.1 million at June 30, 2010, of which $281,000 relates to “Asset-backed” securities, $264,000 relates to “Collateralized debt obligations,” and $1.6 million relates to “Corporate bonds and municipals” in the table above.
Of the $8.0 million in unrealized losses that had existed for twelve months or longer at December 31, 2009, eight securities had unrealized losses in excess of 10% of the security’s cost, of which two were classified as “Asset-backed securities,” one was classified as “Other”, four were classified as “Corporate bonds and municipals,” and one was classified as “Collateralized debt obligations” in the table above. The amount of unrealized loss with respect to those securities was $3.9 million at December 31, 2009, of which $307,000 relates to “Asset-backed” securities, $933,000 relates to “Other”, $2.5 million relates to “Corporate bonds and municipals and $155,000 relates to “Collateralized debt obligations” in the table above.

As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in the U.S. was volatile during 2008; however, the Company has seen improved market conditions during 2009 and 2010, which are reflected in the decrease in unrealized losses, as well as a decrease in the number of securities with unrealized losses. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields. Additionally, the Company considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of June 30, 2010, the unrealized loss in these investments is temporary.
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
Equity securities
The Company had no unrealized investment gains and no unrealized losses on equity securities during the three and six months ended June 30, 2010. The Company had gross unrealized investment gains on equity securities of $1,000 and gross unrealized investment losses on equity securities of $3,000 during the three and six months ended June 30, 2009, respectively.
4. STUDENT LOANS
Through its student loan funding vehicles, CFLD-I and UFC2, the Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. The Company’s insurance subsidiaries previously offered an interest-sensitive whole life insurance product with a child term rider. The child term rider included a special provision under which private student loans to help fund the insured child’s higher education could be made available, subject to the terms, conditions and qualifications of the policy and the child term rider. Pursuant to the terms of the child term rider, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan at the time the loan is made. During 2003, the Company discontinued offering the child term rider; however, for policies previously issued, outstanding potential commitments to fund student loans extend through 2026.
In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into Coinsurance Agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of June 30, 2010, approximately $1.9 million of student loans have been funded, for which the Company has received reimbursements pursuant to the Coinsurance Agreements of approximately $1.8 million.
Pursuant to a Private Loan Program Loan Origination and Sale Agreement (the “Loan Origination Agreement”), dated July 28, 2005, among Richland State Bank, Richland Loan Processing Center, LLC (collectively, “Richland”), UICI and UFC2, the student loans were originated by Richland. Once issued, UFC2 would purchase the loans from Richland and provide for the administration of the loans. On April 28, 2010, Richland gave written notice of its intent to terminate the Loan Origination Agreement and the agreement terminated effective July 28, 2010. The Company is attempting to find a replacement for Richland; however, there can be no assurance whether and when a new lender will be located. In addition, as discussed above, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time.
5. GRAPEVINE
On August 3, 2006, Grapevine Finance, LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC, as a dividend in kind, a $150.8 million note receivable from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (the “CIGNA Note”) and a related guaranty agreement pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note (the “Guaranty Agreement”). After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC, assigned the CIGNA Note and Guaranty Agreement to Grapevine. On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes (the “Grapevine Notes”) to an institutional purchaser (see Note 7 of Notes to Consolidated Condensed Financial Statements). The net proceeds from the Grapevine Notes of $71.9 million were distributed to HealthMarkets, LLC. On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine of $72.4 million.

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
On January 1, 2010, the Company adopted ASU 2009-16 (see Note 1 of Notes to Consolidated Condensed Financial Statements — Recent Accounting Pronouncements). The Company performed an analysis to determine if Grapevine is a variable interest entity (“VIE”) and if so, whether or not the activities of Grapevine should be included in consolidation. During such analysis, the Company determined that HealthMarkets, LLC has the power to direct matters that most significantly impact the activities of the Grapevine, LLC and HealthMarkets, LLC has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to Grapevine, LLC. After such analysis, the Company concluded that Grapevine is a VIE, and its activities should be included in consolidation. As such, the note receivable from CIGNA is recorded at fair value in “Fixed maturities” on the consolidated condensed balance sheet (see Note 3 of Notes to Consolidated Condensed Financial Statements) and the Grapevine notes are recorded in “Debt” on the consolidated condensed balance sheet (see Note 7 of Notes to Consolidated Condensed Financial Statements).
6. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets by segment as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Commercial Health Division	$40,025	$16,620	$(10,609)	$46,036
Insphere	—	38,663	(708)	37,955
Disposed Operations	359	—	—	359

	$40,384	$55,283	$(11,317)	$84,350

	December 31, 2009
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Commercial Health Division	$40,025	$55,283	$(9,694)	$85,614
Disposed Operations	359	—	—	359

	$40,384	$55,283	$(9,694)	$85,973

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

Intangible Asset Amortization — 2010 Change in Estimate
On January 1, 2010, the Company transferred a portion of the intangible asset related to SIR from the Commercial Health Division to Insphere. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the Commercial Health Division will be amortized over a remaining period of 60 months. These changes resulted in an increase in “Underwriting, acquisition and insurance expenses” on the consolidated condensed statement of income of $387,000 and $861,000 for the three and six months ended June 30, 2010, respectively.
The Company recorded amortization expense associated with other intangible assets of $768,000 and $1.6 million for the three and six months ended June 30, 2010, respectively.
Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization
Expense
(In thousands)
2010	$1,336
2011	2,075
2012	1,690
2013	1,629
2014	1,794
Thereafter	31,399

$39,923

7. DEBT
On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At June 30, 2010, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
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

The following table sets forth detail of the Company’s debt and interest expense:

					Interest Expense
	Principal Amount				Three Months Ended		Six Months Ended
	at	Maturity	Interest		June 30,		June 30,
	June 30, 2010	Date	Rate(a)		2010	2009	2010	2009
2006 credit agreement:
Term loan	$362,500	2012	1.249%		$2,519	$4,060	$6,031	$9,020
$75 Million revolver (non-use fee)	—	2011	—		70	115	140	143
Grapevine Note	72,350	2021	6.712%		1,213		2,412
Trust preferred securities:
UICI Capital Trust I	15,470	2034	3.940%		151	178	296	379
HealthMarkets Capital Trust I	51,550	2036	3.590%		437	555	863	1,191
HealthMarkets Capital Trust II	51,550	2036	8.367%		1,091	1,091	2,169	2,169
Other:
Interest on Deferred Tax Gain	—		4.000%		530	788	1,055	1,566
Amortization of financing fees	—				1,257	1,183	2,494	2,359

Total	$553,420	(b)	0.000	%(c)	$7,268	$7,970	$15,460	$16,827
Student Loan Credit Facility	72,450				—	214	—	866

Total	$625,870				$7,268	$8,184	$15,460	$17,693

(a)	Represents the interest rate June 30, 2010.

(b)
The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process.
The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $480.5 million and $394.8 million at June 30, 2010 and December 31, 2009, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2010 and December 31, 2009, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.
Student Loan Credit Facility
At June 30, 2010 and December 31, 2009, the Company had an aggregate of $72.5 million and $77.4 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At June 30, 2010 and December 31, 2009, indebtedness outstanding under the Student Loan Credit Facility was secured by student loans and accrued interest in the carrying amount of $65.7 million and $70.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $6.9 million and $6.6 million, respectively.
The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
The SPE Notes were issued by the SPE in three tranches: $50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”), both issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three and six months ended June 30, 2010, the Company made principal payments of approximately $2.4 million and $4.9 million, respectively, on the SPE notes. During the three and six months ended June 30, 2009, the Company made principal payments of approximately $2.8 million and $5.1 million, respectively, on the SPE notes.

8. DERIVATIVES
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
At June 30, 2010, the Company owned one interest rate swap agreement with an aggregate notional amount of $100 million. The terms of the swap agreement is 5 years beginning on April 11, 2006. The Company had a 4 year swap with an aggregate notional amount of $100 million that matured on April 11, 2010.
The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
	(In thousands)
	Balance Sheet			Balance Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps		$—	$—	Other liabilities	$4,468	$8,766

Total derivatives		$—	$—		$4,468	$8,766

The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income for the three and six months ended June 30, 2010 and 2009:
Derivative Instruments in Hedging Relationships for the Three Months Ended June 30, 2010 and 2009

			Location of Gain	Amount of Interest Expense
			(Loss) from	(Income) Reclassified from		Location of (Gain)	Amount of (Gain) Loss
	Amount of Gain (Loss)		Accumulated	Accumulated OCI into Income		Loss Recognized in	Recognized in Income on
	Recognized in OCI on		OCI into Income	(Expense)		Income on	Derivative
	Derivative (Effective Portion)		(Effective	(Effective Portion)		Derivative	(Ineffective Portion)
	2010	2009	Portion)	2010	2009	(Ineffective Portion)	2010	2009
(In thousands)
Interest rate swaps	$1,489	$1,839	Interest Expense	$1,339	$2,070	Investment income	$129	$178

Derivative Instruments in Hedging Relationships for the Six Months Ended June 30, 2010 and 2009

			Location of Gain	Amount of Interest Expense
			(Loss) from	(Income) Reclassified from		Location of (Gain)	Amount of (Gain) Loss
	Amount of Gain (Loss)		Accumulated	Accumulated OCI into Income		Loss Recognized in	Recognized in Income on
	Recognized in OCI on		OCI into Income	(Expense)		Income on	Derivative
	Derivative (Effective Portion)		(Effective	(Effective Portion)		Derivative	(Ineffective Portion)
	2010	2009	Portion)	2010	2009	(Ineffective Portion)	2010	2009
(In thousands)
Interest rate swaps	$3,506	$3,981	Interest Expense	$3,715	$4,486	Investment income	$257	$394

During 2010 and 2009, the Company did not have any derivative instruments not designated as hedging instruments.
HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
At June 30, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $2.3 million related to the interest rate swaps of which $262,000 ($170,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into “Investment income” on the Company’s consolidated statement of income (loss) in conjunction with the interest payments on the variable rate debt through April 2011.

9. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Income from continuing operations	$10,404	$3,193	$11,172	$11,216
Income from discontinued operations	13	16	27	51

Net income available to common shareholders	$10,417	$3,209	$11,199	$11,267

Weighted average shares outstanding, basic	29,723	29,558	29,645	29,657
Dilutive effect of stock options and other shares	726	558	719	584

Weighted average shares outstanding, dilutive	30,449	30,116	30,364	30,241

Basic earnings per share:
From continuing operations	$0.35	$0.11	$0.38	$0.38
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.35	$0.11	$0.38	$0.38

Diluted earnings per share:
From continuing operations	$0.34	$0.11	$0.37	$0.37
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.34	$0.11	$0.37	$0.37

10. COMMITMENTS AND CONTINGENCIES
Leases
With respect to certain abandoned leased facilities which the Company no longer utilizes, at June 30, 2010 and December 31, 2009, the Company had a liability of $1.8 million and $2.3 million, respectively, which is included in “Other liabilities” on the consolidated condensed balance sheet. Lease payments net of sublease proceeds will be applied against the liability through February 2013, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.
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
As previously disclosed, Mid-West was named as a defendant in an action filed on January 9, 2009 (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon) in the Superior Court of Orange County, California, Case No. 30-2009 00117080. Plaintiff alleges bad faith, breach of contract, negligent misrepresentation, and intentional misrepresentation and seeks unspecified economic, punitive, exemplary, and mental damages, costs, interest, and attorneys’ fees. On June 1, 2009, the case was transferred on Mid-West’s motion for change of venue to Los Angeles County Superior Court (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon), Case No. LC086172. On February 24, 2010, the Court granted the defendants’ motion to dismiss this matter with prejudice and on April 1, 2010, the Court entered judgment for the defendants. Plaintiff appealed this ruling on April 30, 2010.

As previously disclosed, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Plaintiff seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgment was denied. Discovery in this matter is ongoing and a hearing regarding class certification is expected to occur in the third quarter of 2010.
As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group, Mid-West and Mid-West agent Stephen Casey were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. The Court granted Mid-West’s motion for summary judgment and dismissed the case against Mid-West on August 12, 2008. On October 15, 2008, the Court granted judgment in favor of defendant Casey. On April 15, 2010, the California Court of Appeals reversed the trial court’s rulings with respect to defendants Mid-West and Casey on all claims other than those for intentional infliction of emotional distress, reinstating plaintiff’s remaining claims against Mid-West and Casey. On June 30, 2010, the Company’s petition for review was denied by the California Supreme Court and this action has been remanded.
MEGA was named as defendant in an action filed on April 13, 2009 (Richard Doble and Rochelle Doble v. MEGA) pending in the United States District Court, Northern District of California, Case No. CV 09-1611-CRB. Plaintiffs have alleged several causes of action, including breach of contract and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek unspecified general and compensatory damages, punitive damages, damages for emotional distress and attorneys’ fees. Discovery in this matter is ongoing and a jury trial is scheduled to begin in September 2010.
MEGA was named as a defendant in an action filed on August 5, 2008 (Robert Perry v. MEGA et al.), pending in the Superior Court of Maricopa County, Arizona, Case No. CV2008-018505. Plaintiff has alleged several causes of action, including breach of contract, bad faith, false advertising, consumer fraud, professional negligence and negligent misrepresentation. Plaintiff seeks unspecified actual, general, and punitive damages and attorneys’ fees and costs. Discovery in this matter is ongoing and it is anticipated that this matter will be set for trial in the third or fourth quarter of 2010.
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
Regulatory Matters
Since October 2004, the Company has been engaged in discussions with the Office of the Insurance Commissioner of Washington State (the “Washington DOI”) in an effort to resolve issues with respect to the use of a policy form that was initially approved by the Office in 1997. As previously disclosed, on March 8, 2005, the Washington DOI issued a cease and desist order prohibiting MEGA from selling a previously approved health insurance product to consumers in the State of Washington. The Company voluntarily terminated the sale of similar products by Mid-West pending resolution of this matter with the Washington DOI. The Company’s association group business in Washington that is individually underwritten is considered to be “large group” business for purposes of the state minimum loss ratio standard. The minimum loss ratio standard is currently 80%. As a result of these matters, the Company has determined that it might not be in a position to operate on a profitable basis in Washington State. In March 2010, the Company and the Washington DOI reached a preliminary agreement in principle that the Company would non-renew its health benefit plan policies and withdraw from the health benefit plan market place in the next several months, subject to further discussions between the parties regarding the implications of national health care reform. MEGA and Mid-West currently have over 9,000 certificate holders in the State of Washington. Following such further discussions between the parties, in May 2010, the Company proposed to maintain the status quo for the Company’s in force block of business pending finalization of applicable regulations necessary to assess the impact of national health care reform. Discussion with the Washington DOI regarding the Company’s proposal is ongoing.
The Company’s insurance subsidiaries are subject to various other pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of the Company’s principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005, which was resolved on May 29, 2008 through execution of a regulatory settlement agreement with the states of Washington and Alaska and four other “monitoring” states. The settlement agreement provides, among other things, for a re-examination by the monitoring states. If the re-examination is unfavorable, the Company’s principal insurance subsidiaries are subject to additional penalties of up to $10 million. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Item 3 — Legal Proceedings” and in Note 18 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s financial conditions and results of operations, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to third-party insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, the Company expects to dedicate material resources and to incur material expenses to implement Health Care Reform Legislation and expects that certain elements of the Health Care Reform Legislation will have a material adverse effect on its financial condition and results of operations. For additional information, see Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, National Health Care Reform discussion, and Part II, Item 1A. — Risk Factors.
11. STOCKHOLDERS’ EQUITY
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
At June 30, 2010, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $7.34.
12. SEGMENT INFORMATION
The Company operates four business segments: the Insurance segment, Insphere, Corporate, and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.
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
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue from continuing operations:
Insurance — Commercial Health Division:	$205,458	$271,753	$428,604	$556,588
Insphere:	8,842	—	13,013	—
Corporate:	6,697	2,504	12,411	3,996
Intersegment Eliminations:	(1,974)	36	(4,089)	—

Total revenues excluding disposed operations	219,023	274,293	449,939	560,584
Disposed Operations:	541	2,255	1,188	6,006

Total revenue from continuing operations	$219,564	$276,548	$451,127	$566,590

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance — Commercial Health Division:	$57,184	$31,162	$98,409	$64,450
Insphere:	(23,660)	—	(46,521)	—
Corporate:	(14,932)	(18,861)	(32,238)	(36,419)

Total operating income excluding disposed operations	18,592	12,301	19,650	28,031
Disposed Operations	201	(6,301)	859	(10,003)

Total income from continuing operations before federal income taxes	$18,793	$6,000	$20,509	$18,028

Assets by operating segment at June 30, 2010 and December 31, 2009 are set forth in the table below:

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Insurance — Commercial Health Division:	$610,682	$731,594
Insphere:	64,266	14,507
Corporate:	716,817	734,040

Total assets excluding assets of Disposed Operations	1,391,765	1,480,141
Disposed Operations	380,944	391,357

Total assets	$1,772,709	$1,871,498

Disposed Operations assets at June 30, 2010 and December 31, 2009 primarily represent reinsurance recoverable for the former Life Insurance Division of $354.5 million and $353.7 million, respectively, associated with the Coinsurance Agreements entered into with Wilton.
13. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS
Stock Plan Awards
In June 2010, the Company granted 1,020,000 non-qualified stock option awards and 430,000 restricted stock awards under the 2006 Second Amended and Restated HealthMarkets 2006 Management Options Plan. Each of the awards vests in 20% increments over five years. The stock options have an exercise price equal to the fair market value per share at the date of grant. In connection with the granting of the stock option awards, certain individuals were required to forfeit all stock options previously granted to such individuals. In total, 308,850 previously granted stock options were forfeited, of which 59,991 stock options consisted of performance options with no established performance goals. No expense has been recognized in the three months ended June 30, 2010 in connection with these newly issued awards.
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
For financial reporting purposes, the Company accounts for the Company-match feature of the ISOP for nonemployee agents by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the agent-participant. The Company accounts for the Company-match feature of the ISOP for employees by recognizing compensation expense over the vesting period in an amount equal to the fair market value of each award at the date of grant, or, in the case of outstanding awards transferred from the Predecessor Plans, the fair market value at the date of employment. Expense on awards granted after January 1, 2010, is recognized on a straight-line basis based on the Company’s policy adopted in 2006 for new plans effective after January 1, 2006. Expense on awards transferred from Predecessor Plans will continue to be recognized on a graded basis. Employee awards are equity-classified and changes in values and expense are offset to the Company’s paid in capital. Nonemployee awards are liability-classified and changes are reflected in the liabilities on the balance sheet.
The liability, or cumulative paid-in capital, for matching credits is based on (i) the number of unvested credits, (ii) the prevailing fair market value of the Company’s common stock as determined by the Company’s Board of Directors and (iii) an estimate of the percentage of the vesting period that has elapsed.

The accounting treatment of matching credits for nonemployee agent-participants result in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors. In periods of decline in the fair market value of HealthMarkets’ common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair market value of the Company’s common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted.
The Company recognized $8,000 and $493,000 of income for the three and six months ended June 30, 2010, respectively, in connection with the ISOP. The liability for the nonemployee ISOP was decreased and paid in capital was increased $489,000 and $1.1 million for the three and six months ended June 30, 2010, respectively.
14. TRANSACTIONS WITH RELATED PARTIES
As of June 30, 2010, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 53.5%, 21.9%, and 11.0%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
Transactions with the Private Equity Investors
Transaction and Monitoring Fee Agreements
Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $15.0 million for 2010, the Company paid $12.5 million in January 2010 to each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively, with the remaining balance of $2.5 million paid on April 30, 2010 in an amount equal to $1.5 million, $635,000 and $317,000, respectively. The Company has expensed $7.5 million through June 30, 2010.
Investment in Certain Funds Affiliated with the Private Equity Investors
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During 2009, the amount of the Company’s original commitment was reduced by $2.0 million, to $8.0 million. During the second quarter of 2010, the amount of the Company’s commitments was reduced by an additional $1.6 million, to $6.4 million. During the three and six months ended June 30, 2010, the Company funded capital calls totaling $1.2 million. As of June 30, 2010, the Company had made contributions totaling $4.8 million, and had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three and six months ended June 30, 2010, the Company funded capital calls totaling $958,000. As of June 30, 2010, the Company had made contributions totaling $7.7 million and applied credits totaling $369,000, and had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $1.9 million.

Other
From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. For example, in 2010 and 2009, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During the three and six months ended June 30, 2010, in connection with these events, the Company paid the hotel approximately $200,000 and $2.0 million, respectively. During the three and six months ended June 30, 2009, in connection with these events, the Company paid the hotel approximately $1.2 million and $2.6 million, respectively. Employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.
15. ACQUISITION
On April 13, 2010, the Company completed the acquisition of Beneficial Investment Services, Inc. (“BIS”), a broker-dealer and registered investment adviser, and changed BIS’ name to Insphere Securities, Inc. (“ISI”). The total cash consideration related to this acquisition was approximately $1.6 million. ISI is a wholly owned subsidiary of Insphere.
On June 25, 2010, the Company determined that it would wind down the current business of ISI and related life agency sales offices located in Utah, Nevada and Arizona. After consideration of the expected costs of developing the recently acquired ISI business and the belief that the products and services available through ISI could be offered more efficiently to customers through contractual arrangements with third parties at an appropriate time in the future, the Company determined that a wind down of this business was necessary, and in the best interests of the Company. The Company intends to maintain operations at ISI as necessary for an orderly transition of customer accounts and completion of applicable business and regulatory requirements. The Company intends to have this action substantially completed by September 30, 2010.
The Company estimates that the total pre-tax expense expected to be incurred in connection with this action will be approximately $2.8 million, consisting of approximately $700,000 in employee termination costs, approximately $400,000 related to the write-down of fixed assets and intangible assets, and approximately $1.7 million related to facility and operations termination costs. During the three months ended June 30, 2010, the Company incurred $674,000 of expense related to the wind down.

ITEM 2	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements
In this report, unless the context otherwise requires, the terms “Company,” “HealthMarkets,” “we,” “us,” or “our” refer to HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Item 1 Business,” “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.
Introduction
HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)
Through our Commercial Health Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. We market these products to the self-employed and individual markets through independent agents contracted with Insphere. Certain recent developments with respect to the sale of our health insurance plans are described below in the discussion of “Health Insurance Product Sales.”
During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of August 2010, Insphere had approximately 2,800 independent agents, of which approximately 1,700 on average write health insurance applications each month, and offices in over 40 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has completed non-affiliated marketing agreements with a number of life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna and UnitedHealthcare’s Golden Rule Insurance Company for individual health insurance products, John Hancock for long-term care products, ING for term life, universal life and fixed annuity products and Minnesota Life Insurance Company for life and fixed annuity products. Insphere also has a marketing arrangement with an intermediary under which Insphere’s agents obtain access to certain disability income insurance products.
Reclassification
Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

Results of Operations
The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
REVENUE
Health premiums	$188,914	$250,503	$394,687	$513,643
Life premiums and other considerations	498	624	1,149	1,342

	189,412	251,127	395,836	514,985
Investment income	10,840	11,035	22,111	21,351
Other income	16,890	15,536	30,539	32,777
Other-than-temporary impairment losses	—	(2,683)	—	(4,078)
Realized gains, net	2,422	1,533	2,641	1,555

	219,564	276,548	451,127	566,590
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	99,952	142,080	221,748	309,679
Underwriting, acquisition, and insurance expenses	38,526	98,376	91,525	179,276
Other expenses	55,025	21,908	101,885	41,914
Interest expense	7,268	8,184	15,460	17,693

	200,771	270,548	430,618	548,562

Income from continuing operations before income taxes	18,793	6,000	20,509	18,028
Federal income taxes	8,389	2,807	9,337	6,812

Income from continuing operations	10,404	3,193	11,172	11,216
Income from discontinued operations, net	13	16	27	51

Net income	$10,417	$3,209	$11,199	$11,267

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
While not all-inclusive, we are evaluating the following material provisions of the Health Care Reform Legislation to determine the impact that these provisions will have on our financial conditions and results of operations:
•	Establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum.

•	Expansion of dependent coverage to include adult children up to age 26.

•	Elimination of most annual and all lifetime caps on the dollar value of benefits.

•	Elimination of pre-existing condition exclusions.

•	Requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk.

•	Establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements.

•
Creation of health insurance exchanges with standardized plans and guaranteed issue of coverage for the individual and small group markets, which plans may be an attractive option for our existing customers and cause them to cancel their coverage with us.

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
With respect to the minimum loss ratio requirements effective beginning in 2011, we expect that a mandated minimum loss ratio of 80% for the individual and small group markets will have a material adverse impact on our financial condition and results of operations. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. The 80% minimum medical loss ratio is subject to adjustment by the Department of Health and Human Services (“HHS”) if HHS determines that the requirement is disruptive to the market. In addition, rules addressing certain material aspects of this requirement have not yet been established, including defining which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation, as well as which taxes, fees and assessment may be excluded from premium calculations. Subject to the outcome of final rulemaking, a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to discontinue the underwriting and marketing of individual health insurance (see discussion of “Health Insurance Product Sales” below) and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements. This requirement may have a material adverse effect on the level of base commissions and override commissions that Insphere receives from third party insurance carriers. We believe that an 80% minimum medical loss ratio is significantly higher than the loss ratios historically experienced by the third party health insurance carriers doing business with Insphere. As a result, these carriers may reduce commissions, overrides and other administrative expenses in order to comply with the minimum loss ratio requirements. At this time, we are not able to project with certainty the extent to which the minimum medical loss ratio requirement will impact our revenues and results of operations, but the impact is expected to be material.
Health Insurance Product Sales
The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing. In addition, the Company continuously evaluates the sale by Insphere of third party products underwritten by non-affiliated insurance carriers. In the states where such third party products are available, they have, to a great extent, replaced the sale of the Company’s own health insurance products. In the first six months of 2010, Insphere’s sale of health insurance products underwritten by United Healthcare’s Golden Rule Insurance Company and Aetna, in the aggregate, exceeded the sale of the Company’s products by nearly a five-to-one margin. As a result, in the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s traditional “scheduled benefit” health insurance products and significantly reduce the number of states in which the Company will market all of its health insurance products in the future. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company intends to discontinue marketing its health insurance products in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. The Company expects to continue marketing and to place an increasing emphasis on its supplemental product portfolio, which is generally not subject to the Health Care Reform Legislation. This decision is not expected to affect the Company’s in-force block of health insurance business.  However, the Company intends to make all adjustments to such in-force business as may be required by the Health Care Reform Legislation or legislation that may be adopted in certain states (such as California and Maine) that could potentially require, in such states, benefit modifications in the Company’s in-force block of health insurance business.

Ratings
The Company’s principal insurance subsidiaries historically have been assigned financial strength ratings from A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”) and Standard & Poor’s (“S&P”). These rating agencies have also assigned a credit or issuer default rating to HealthMarkets, Inc. In the second quarter of 2010, the Company requested that Fitch withdraw the insurer financial strength ratings of MEGA, Mid-West and Chesapeake and the issuer default rating of the Company, and requested that S&P withdraw the counterparty credit and financial strength ratings of MEGA, Mid- West and Chesapeake and the counterparty credit rating of HealthMarkets, Inc. Fitch and S&P subsequently withdrew these ratings in accordance with the Company’s request. The Company’s request, which occurred after ratings downgrades by Fitch and S&P, reflects the growing emphasis which the Company places on the sale of third-party health insurance products underwritten by non-affiliated insurance carriers and the belief that ratings from three separate ratings agencies are not necessary to support the sale of health insurance products underwritten by the Company’s principal insurance subsidiaries. The ratings of the Company and its principal insurance subsidiaries by A.M. Best have been maintained. In the second quarter of 2010, A.M. Best affirmed the financial strength ratings of MEGA, Mid-West and Chesapeake, and the issuer credit rating of HealthMarkets, as set forth below:

Mega	Financial Strength Rating	“B++” (“Good”)
Mid-West	Financial Strength Rating	“B++” (“Good”)
Chesapeake	Financial Strength Rating	“B++” (“Good”)
HealthMarkets, Inc.	Issuer Credit Rating	“bb” (“Speculative”)
The A.M. Best ratings above carry a “negative” outlook.
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
Business Segments
The Company operates four business segments, the Insurance segment, Insphere, Corporate, and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the former Medicare Division and the former Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.
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
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue from continuing operations:
Insurance — Commercial Health Division:	$205,458	$271,753	$428,604	$556,588
Insphere:	8,842	—	13,013	—
Corporate:	6,697	2,504	12,411	3,996
Intersegment Eliminations:	(1,974)	36	(4,089)	—

Total revenues excluding disposed operations	219,023	274,293	449,939	560,584
Disposed Operations:	541	2,255	1,188	6,006

Total revenue from continuing operations	$219,564	$276,548	$451,127	$566,590

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance — Commercial Health Division:	$57,184	$31,162	$98,409	$64,450
Insphere:	(23,660)	—	(46,521)	—
Corporate:	(14,932)	(18,861)	(32,238)	(36,419)

Total operating income excluding disposed operations	18,592	12,301	19,650	28,031
Disposed Operations	201	(6,301)	859	(10,003)

Total income from continuing operations before federal income taxes	$18,793	$6,000	$20,509	$18,028

Commercial Health Division
Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenue
Earned premium revenue	$189,313	$249,692	$395,551	$510,531
Investment income	5,323	6,279	11,173	12,836
Other income	10,822	15,782	21,880	33,221

Total revenue	205,458	271,753	428,604	556,588
Benefits and Expenses
Benefit expenses	100,654	135,460	222,974	297,785
Underwriting and policy acquisition expenses	44,304	96,129	98,632	175,988
Other expenses	3,316	9,002	8,589	18,365

Total expenses	148,274	240,591	330,195	492,138

Operating income	$57,184	$31,162	$98,409	$64,450

Other operating data:
Loss ratio	53.2%	54.3%	56.4%	58.3%
Expense ratio	23.4%	38.5%	24.9%	34.5%

Combined ratio	76.6%	92.8%	81.3%	92.8%
Submitted annualized volume	$15,648	$72,521	$38,490	$171,627

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

Three Months Ended June 30, 2010 versus 2009
The Commercial Health Division (formerly the Self-Employed Agency Division) reported earned premium revenue of $189.3 million during the three months ended June 30, 2010 compared to $249.7 million in the corresponding period of 2009, a decrease of $60.4 million or 24%, which is due to a decrease in policies in force. Total policies in force decreased during 2010 as compared to 2009. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume for business written by the Company’s insurance subsidiaries, from $72.5 million in 2009 to $15.6 million in 2010, due primarily to the distribution of products underwritten by non-affiliated carriers.
The Commercial Health Division reported operating income of $57.2 million in 2010 compared to operating income of $31.2 million in 2009, an increase of $26.0 million or 83%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2010 was 30.2% compared to the operating margin of 12.5% in 2009, which is generally attributable to a loss ratio reflecting better claims experience for our products and a decrease in underwriting, acquisition and insurance expenses.
Underwriting, acquisition and insurance expenses decreased by $51.8 million, or 54% to $44.3 million in 2010 from $96.1 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Beginning in the fourth quarter of 2008, we initiated certain cost reduction programs which are being reflected as a decrease in the expense ratio. Furthermore, due to the commencement of the sale of the third-party health insurance products underwritten by non-affiliated insurance carriers, the average policy duration of the existing HealthMarkets carriers’ business has increased, which has caused a decrease in the overall effective commission rate. Generally, first year commission rates paid to agents are higher than renewal year commission rates.
Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships by our independent agent sales force for which other expenses are incurred for bonuses and other compensation provided to the agents. Sales of association memberships by our independent agent sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income and other expense is consistent with the decline in earned premium.

Six Months Ended June 30, 2010 versus 2009
The Commercial Health Division reported earned premium revenue of $395.6 million during the six months ended June 30, 2010 compared to $510.5 million in the corresponding period of 2009, a decrease of $114.9 million or 23%, which is due to a decrease in policies in force. Total policies in force decreased during 2010 as compared to 2009. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume for business written by the Company’s insurance subsidiaries, from $171.6 million in 2009 to $38.5 million in 2010, due primarily to the distribution of products underwritten by non-affiliated carriers.
The Commercial Health Division reported operating income of $98.4 million in 2010 compared to operating income of $64.5 million in 2009, an increase of $33.9 million or 53%. Operating margin for 2010 was 24.9% compared to the operating margin of 12.6% in 2009, which is generally attributable to a loss ratio reflecting better claims experience for our products and a decrease in underwriting, acquisition and insurance expenses.
Underwriting, acquisition and insurance expenses decreased by $77.4 million or 44% to $98.6 million in 2010 from $176.0 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. We initiated certain cost reduction programs beginning in the fourth quarter of 2008, which are being reflected as a decrease in the expense ratio. Furthermore, due to the commencement of the sale of the third-party health insurance products underwritten by non-affiliated insurance carriers, the average policy duration of the existing HealthMarkets carriers’ business has increased, which has caused a decrease in the overall effective commission rate. Generally, first year commission rates paid to agents are higher than renewal year commission rates.
Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships by our independent agent sales force for which other expenses are incurred for bonuses and other compensation provided to the agents. Sales of association memberships by our independent agent sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income and other expense is consistent with the decline in earned premium.
Insphere
During the second quarter of 2009, we formed Insphere, an authorized insurance agency in 50 states and the District of Columbia specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies.
Set forth below is certain summary financial and operating data for Insphere for the three and six months ended June 30, 2010. There was no activity in the first six months of 2009:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(In thousands)
Revenue
Commission revenue	$7,957	$11,632
Investment income	87	108
Other income	798	1,273

Total revenue	8,842	13,013
Expenses
Commission expenses	4,808	6,610
Agent incentives	6,478	12,823
Other expenses	21,216	40,101

Total expenses	32,502	59,534

Operating loss	$(23,660)	$(46,521)

Three and Six Months Ended June 30, 2010
Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are purchased through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance product and the particular insurance company underwriting the policy. During the three and six months ended June 30, 2010, the Company earned commission revenue of approximately $8.0 million and $11.6 million, respectively, of which $1.0 million and $1.5 million were generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries.

For the three and six months ended June 30, 2010, Insphere reported other expenses of $21.2 million and $40.1 million, respectively. Other expenses associated with Insphere are related to employee compensation, lead costs, costs associated with our new field offices and other expenses related to the continued development of Insphere.
Corporate
Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.
Set forth below is a summary of the components of operating income (loss) at Corporate for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Operating income (loss):
Investment income on equity	$3,532	$2,398	$7,517	$3,734
Net investment impairment losses recognized in earnings	—	(2,683)	—	(4,078)
Realized gains, net	2,422	1,533	2,641	1,555
Interest expense on corporate debt	(7,268)	(7,969)	(15,460)	(16,827)
Student loan operations	(5)	(35)	(121)	21
General corporate expenses and other	(13,613)	(12,105)	(26,815)	(20,824)

Operating loss	$(14,932)	$(18,861)	$(32,238)	$(36,419)

Three Months Ended June 30, 2010 versus 2009
Corporate reported an operating loss in 2010 of $14.9 million compared to $18.9 million in 2009 for an overall decrease in operating expenses of $3.9 million. The decrease in operating expenses is primarily due to the following items:
•
Investment income on equity increased by $1.1 million due to additional investment income earned on the Company’s equity method investments and the additional investment income of $1.2 million recognized in 2010 from the consolidation of Grapevine Finance, LLC (“Grapevine”) into its results of operations.

•
Net investment impairment losses recognized in earnings decreased by $2.7 million as we recognized no impairments during the three months ended June 30, 2010 compared to impairment losses on other-than-temporary impairments of $2.7 million recognized on one security during the three months ended June 30, 2009. The 2009 impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 3 of Notes to Consolidated Condensed Financial Statements for additional information).

•
Interest expense on corporate debt decreased by $701,000 from $8.0 million during the three months ended June 30, 2009 to $7.3 million during the three months ended June 30, 2010. This decrease is due to a lower interest rate environment in 2010 compared to 2009. However, partially offsetting this decrease was the additional interest expense incurred of $1.2 million during the three months ended June 30, 2010 associated with the debt related to Grapevine (see Note 5 of Notes to Consolidated Condensed Financial Statements for additional information).

•
General corporate expenses and other increased by $1.5 million from prior year. The increase in the expenses are primarily due an increase in stock compensation related to additional awards and $625,000 related to the upward adjustment of the annual monitoring fee.

Six Months Ended June 30, 2010 versus 2009
Corporate reported an operating loss in 2010 of $32.2 million compared to $36.4 million in 2009 for an overall decrease in operating expenses of $4.2 million. The decrease in operating expenses is primarily due to the following items:
•
Investment income on equity increased by $3.8 million due to additional investment income earned on the Company’s equity method investments and the additional investment income of $2.5 million recognized in 2010 from the consolidation of Grapevine into its results of operations.

•
Net investment impairment losses recognized in earnings decreased by $4.1 million as we recognized no impairments during the six months ended June 30, 2010 compared to impairment losses on other-than-temporary impairments of $2.7 million recognized on one security during the six months ended June 30, 2009. The 2009 impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 3 of Notes to Consolidated Condensed Financial Statements for additional information).

•
Interest expense on corporate debt decreased by $1.3 million from $16.8 million during the six months ended June 30, 2009 to $15.5 million during the six months ended June 30, 2010. This decrease is due to a lower interest rate environment in 2010 compared to 2009. However, partially offsetting this decrease was the additional interest expense incurred of $2.4 million during 2010 associated with the debt related to Grapevine.

•
General corporate expenses and other increased by $6.0 million from prior year. The increase in the expenses are mainly due to an increase in employee termination cost of $1.4 million as the Company continues to align the workforce to current business levels, an increase in stock compensation of $1.8 million and $1.3 million related to the upward adjustment of the annual monitoring fee.

Disposed Operations
Our Disposed Operations segment includes our former Medicare Division and our former Other Insurance Division, as well as the disposition of other businesses prior to 2009.
The table below sets forth income (loss) for our Disposed Operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Medicare Insurance Division	$40	$(6,976)	$561	$(10,327)
Other Insurance Division	125	1,718	335	2,414
Life Insurance Division	35	(1,043)	(46)	(2,267)
Other disposed operations	1	—	9	177

Total Disposed Operations	$201	$(6,301)	$859	$(10,003)

Liquidity and Capital Resources
Consolidated Operations
Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, and fees and other income. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, and operating expenses.

The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

		Interest Rate at		June 30,	December 31,
	Maturity Date	June 30, 2010		2010	2009
				(In thousands)
2006 credit agreement:
Term loan	2012	1.249	%(a)	$362,500	$362,500
$75 million revolver				—	—
Grapevine Note	2021	6.712%		72,350	—
Trust preferred securities:
UICI Capital Trust I	2034	3.940	%(a)	15,470	15,470
HealthMarkets Capital Trust I	2036	3.590	%(a)	51,550	51,550
HealthMarkets Capital Trust II	2036	8.367	%(a)	51,550	51,550

Total				$553,420	$481,070
Student Loan Credit Facility	(b)	0	%(c)	72,450	77,350

Total				$625,870	$558,420

(a)	See Note 7 of Notes to Consolidated Condensed Financial Statements.

(b)
The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 7 of Notes to Consolidated Condensed Financial Statements.

(c)
The interest rate on each series of notes resets monthly in a Dutch auction process. See Note 7 of Notes to Consolidated Condensed Financial Statements for additional information on the Student Loan Credit Facility.

In April 2006, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes (see Note 7 of Notes to Consolidated Condensed Financial Statements).
We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of June 30, 2010, HealthMarkets had a $75.0 million unused line of credit, of which $65.9 million was available to the Company. The unavailable balance of $9.1 million relates to letters of credit outstanding with the Company’s insurance operations.
Holding Company
HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC (collectively referred to as the “holding company”). The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its separate operating subsidiaries, including its regulated insurance subsidiaries and Insphere.
Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $97.9 million. During the first half of 2010, one of the Company’s domestic insurance companies paid ordinary dividends totaling $49.5 million leaving a remaining amount for ordinary dividends of $48.4 million available on December 31, 2010.
As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries significantly in excess of minimum requirements.
HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $50 million Loan Agreement dated August 24, 2009. The Loan Agreement was amended on April 30, 2010, to increase the amount from $50 million to $100 million. As of June 30, 2010 and December 31, 2009, Insphere had an outstanding balance owed to HealthMarkets, LLC of $49.6 million and $19.6 million, respectively.
At June 30, 2010, HealthMarkets, Inc and HealthMarket, LLC, in the aggregate, held cash and cash equivalents in the amount of $133.0 million.
Contractual Obligations and Off Balance Sheet Arrangements
A summary of HealthMarkets’ contractual obligations is included in the 2009 Form 10-K. There have been no material changes in the Company’s contractual obligations or off balance sheet commitments since December 31, 2009.

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of assets and liabilities requiring fair value estimates, including investments and allowance for bad debts, the amount of health and life insurance claims and liabilities, the realization of deferred acquisition costs, the carrying value of goodwill and intangible assets, the amortization period of intangible assets, stock-based compensation plan forfeitures, the realization of deferred taxes, reserves for contingencies, including reserves for losses in connection with unresolved legal matters and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
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
On January 1, 2010, the Company transferred a portion of the intangible asset related to SIR from the Commercial Health Division to Insphere. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the Commercial Health Division will be amortized over a remaining period of 60 months. These changes resulted in an increase in “Underwriting, insurance and acquisition expense” on the consolidated condensed statement of income of $387,000 and $861,000 for the three and six months ended June 30, 2010. The Company recorded amortization expense associated with other intangible assets of $768,000 and $1.6 million for the three and six months ended June 30, 2010, respectively.
Student Loans
In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. The Stock Purchase Agreement was terminated in 2009 and the closing of this transaction did not occur. In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of June 30, 2010, approximately $1.9 million of student loans have been funded, for which the Company has received reimbursements pursuant to the Coinsurance Agreements of approximately $1.8 million.
Regulatory and Legislative Matters
The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See Note 10 of Notes to Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2010. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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
The Company is a party to various material legal proceedings, which are described in Note 10 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

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
We are evaluating a number of material provisions of the Health Care Reform Legislation to determine the impact that these provisions will have on our financial conditions and results of operations, including, but not limited to, the following: establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum; expansion of dependent coverage to include adult children up to age 26; elimination of most annual and all lifetime caps on the dollar value of benefits; elimination of pre-existing condition exclusions; requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk; establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements; creation of health insurance exchanges with standardized plans and guarantee issue of coverage for the individual and small group markets, which plans may be an attractive option for our existing customers and cause them to cancel their coverage with us; prohibitions on certain policy rescissions; significant annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes; and limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers. A number of these requirements could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines, lead to the lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.
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

The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing. In addition, the Company continuously evaluates the sale by Insphere of third party products underwritten by non-affiliated insurance carriers. In the states where such third party products are available, they have, to a great extent, replaced the sale of the Company’s own health insurance products. In the first six months of 2010, Insphere’s sale of health insurance products underwritten by United Healthcare’s Golden Rule Insurance Company and Aetna, in the aggregate, exceeded the sale of the Company’s products by nearly a five-to-one margin. As a result, in the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s traditional “scheduled benefit” health insurance products and significantly reduce the number of states in which the Company will market all of its health insurance products in the future. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company intends to discontinue marketing its health insurance products in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. The Company expects to continue marketing and to place an increasing emphasis on its supplemental product portfolio, which is generally not subject to the Health Care Reform Legislation. This decision is not expected to affect the Company’s in-force block of health insurance business.  However, the Company intends to make all adjustments to such in-force business as may be required by the Health Care Reform Legislation or legislation that may be adopted in certain states (such as California and Maine) that could potentially require, in such states, benefit modifications in the Company’s in-force block of health insurance business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended June 30, 2010:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program

4/1/10 to 4/30/10	—	—	—	—
5/1/10 to 5/31/10	26,352	$7.00	—	—
6/1/10 to 6/30/10	59	7.00	—	—

Totals	26,411	$7.00	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 26,411 shares purchased from former or current employees of the Company.
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended June 30, 2010:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program

4/1/10 to 4/30/10	330,747	$15.81	—	—
5/1/10 to 5/31/10	30,083	7.00	—	—
6/1/10 to 6/30/10	66,485	7.00	—	—

Totals	427,315	$13.82	—	—

(1)
The number of shares purchased other than through a publicly announced plan or program includes 427,315 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits.

Exhibit No.	Description
10.1
Nonqualified Stock Option Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 2, 2010, File No. 001-14953 and incorporated by reference herein.

10.2
Restricted Share Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.2 to the Current Report on Form 8-K dated July 2, 2010, File No. 001-14953 and incorporated by reference herein.

10.3	Summary of Material Terms and Conditions, Executive Retention Program, for Jack V. Heller.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip J. Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.
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

HEALTHMARKETS, INC (Registrant)
Date: August 12, 2010	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
President and Chief Executive Officer

Date: August 12, 2010	/s/ Steven P. Erwin
Steven P. Erwin
Executive Vice President and Chief Financial Officer