Form 10-Q
period 2010-09-30
HealthMarkets, Inc.
filed 2010-11-12
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
On October 25, 2010, the registrant had 28,418,821 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,738,252 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Third Quarter 2010 Form 10-Q

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2010 — $706,319; 2009 — $742,630)	$758,595	$756,180
Equity securities, at fair value (cost: 2009 — $234)	—	234
Trading securities, at fair value	—	9,893
Short-term and other investments, at fair value (cost: 2010 — $315,303; 2009 — $370,676)	316,921	371,534

Total investments	1,075,516	1,137,841
Cash and cash equivalents	10,066	17,406
Student loan receivables	61,916	69,911
Restricted cash	10,091	8,647
Investment income due and accrued	11,661	10,464
Reinsurance recoverable — ceded policy liabilities	361,726	361,305
Agent and other receivables	25,863	26,390
Deferred acquisition costs	39,393	64,339
Property and equipment, net of accumulated depreciation of $145,103 and $134,155 at September 30, 2010 and December 31, 2009, respectively)	46,149	48,690
Goodwill and other intangible assets	83,655	85,973
Recoverable federal income taxes	—	17,879
Other assets	21,747	22,653

	$1,747,783	$1,871,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$456,011	$462,217
Claims	230,329	339,755
Unearned premiums	37,332	46,309
Other policy liabilities	7,711	8,247
Accounts payable and accrued expenses	44,807	65,692
Other liabilities	53,522	74,929
Current and deferred federal income taxes	65,050	51,978
Debt	553,420	481,070
Student loan credit facility	70,400	77,350
Net liabilities of discontinued operations	1,725	1,752

	1,520,307	1,609,299

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,418,821 issued and 28,418,821 outstanding at September 30, 2010; 27,608,371 issued and 27,608,371 outstanding at December 31, 2009. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,759,289 outstanding at September 30, 2010; 4,026,104 issued and 2,565,874 outstanding at December 31, 2009	324	316
Additional paid-in capital	54,228	42,342
Accumulated other comprehensive income	32,334	3,739
Retained earnings	161,571	246,427
Treasury stock, at cost (-0- Class A-1 common shares and 1,266,815 Class A-2 common shares at September 30, 2010; -0- Class A-1 common shares and 1,460,230 Class A-2 common shares at December 31, 2009)	(20,981)	(30,625)

	227,476	262,199

	$1,747,783	$1,871,498

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE
Health premiums	$176,736	$239,560	$571,423	$753,203
Life premiums and other considerations	380	487	1,529	1,829

	177,116	240,047	572,952	755,032
Investment income	9,729	10,873	31,840	32,224
Commissions and other income	18,838	15,064	49,377	47,841
Total other-than-temporary impairment losses	(765)	—	(765)	(4,078)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	(765)	—	(765)	(4,078)
Realized gains, net	1,225	795	3,866	2,350

	206,143	266,779	657,270	833,369

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	57,605	126,042	279,353	435,721
Underwriting, acquisition, and insurance expenses	39,765	80,867	138,432	260,143
Other expenses	67,204	25,272	161,947	67,186
Interest expense	7,375	7,559	22,835	25,252

	171,949	239,740	602,567	788,302

Income from continuing operations before income taxes	34,194	27,039	54,703	45,067
Federal income tax expense	11,951	9,644	21,288	16,456

Income from continuing operations	22,243	17,395	33,415	28,611

Income from discontinued operations, (net of income tax expense of $6 and $21 for the three and nine months ended September 30, 2010, respectively, and $30 and $57 for the three and nine months ended September 30, 2009, respectively)	12	55	39	106

Net income	$22,255	$17,450	$33,454	$28,717

Basic earnings per share:
Income from continuing operations	$0.75	$0.59	$1.13	$0.97
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.75	$0.59	$1.13	$0.97

Diluted earnings per share:
Income from continuing operations	$0.73	$0.58	$1.09	$0.95
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, diluted	$0.73	$0.58	$1.09	$0.95

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$22,255	$17,450	$33,454	$28,717
Implementation effect upon adoption of ASC 320-10	—	—	—	1,017

Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	14,483	38,360	43,352	65,131
Reclassification for investment (gains) losses included in net income	(1,225)	(809)	(3,866)	2,221
Other-than-temporary impairment losses recognized in OCI	—	—	—	(1,565)

Effect on other comprehensive income from investment securities	13,258	37,551	39,486	65,787

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	(217)	(1,137)	(683)	(2,036)
Reclassification adjustments included in net income	1,217	2,380	5,190	7,260

Effect on other comprehensive income from hedging activities	1,000	1,243	4,507	5,224

Other comprehensive income before tax	14,258	38,794	43,993	71,011
Income tax expense related to items of other comprehensive income	4,990	13,579	15,398	24,856

Other comprehensive income net of tax	9,268	25,215	28,595	46,155

Comprehensive income	$31,523	$42,665	$62,049	$75,889

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net income	$33,454	$28,717
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(39)	(106)
Realized (gains) losses, net	(3,101)	2,217
Change in deferred income taxes	(7,087)	(681)
Depreciation and amortization	17,096	22,962
Amortization of prepaid monitoring fees	11,250	9,375
Equity based compensation expense	10,642	5,250
Other items, net	9,891	9,732
Changes in assets and liabilities:
Investment income due and accrued	(2,212)	1,010
Due premiums	928	1,845
Reinsurance recoverable — ceded policy liabilities	(421)	8,869
Agent and other receivables	1,553	7,476
Deferred acquisition costs	24,946	3,355
Prepaid monitoring fees	(15,000)	(12,500)
Current income tax recoverable	22,642	8,359
Policy liabilities	(121,001)	(90,286)
Other liabilities and accrued expenses	(18,327)	(6,514)

Cash used in continuing operations	(34,786)	(920)
Cash (used in) provided by discontinued operations	12	(97)

Net cash used in operating activities	(34,774)	(1,017)

Investing Activities:
Student loan receivables	6,565	4,763
Securities available for sale	120,863	59,069
Short-term and other investments, net	54,715	(127,140)
Purchases of property and equipment	(8,459)	(2,170)
Proceeds from subsidiaries sold, net of cash disposed of $437 in 2009	—	(440)
Intangible assets acquired	(297)	—
Acquisitions net of cash acquired	252	—
Change in restricted cash	1,742	471
Increase in agent receivables	(6,421)	(276)

Cash (used in) provided by continuing operations	168,960	(65,723)
Cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by investing activities	168,960	(65,723)

Financing Activities:
Repayment of student loan credit facility	(6,950)	(7,200)
Decrease in investment products	(4,144)	(4,410)
Change in cash overdraft	(7,055)	—
Proceeds from shares issued to agent plans and other	6,099	6,340
Purchases of treasury stock	(8,675)	(18,279)
Dividends paid	(119,514)	—
Excess tax reduction from equity based compensation	(1,287)	(1,478)

Cash used in continuing operations	(141,526)	(25,027)
Cash (used in) provided by discontinued operations	—	—

Net cash used in financing activities	(141,526)	(25,027)

Net change in cash and cash equivalents	(7,340)	(91,767)
Cash and cash equivalents at beginning of period	17,406	100,339

Cash and cash equivalents at end of period in continuing operations	$10,066	$8,572

Supplemental disclosures:
Income taxes paid	$9,168	$13,505

Interest paid	$20,823	$29,142

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2009 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Concentrations
Through its Commercial Health Division (formerly the Self-Employed Agency Division), the Company’s insurance subsidiaries provide health insurance products in 41 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. In 2010, the two principal membership associations in the self-employed market through which the Company’s health insurance products were made available were the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). While the Company believes that its insurance subsidiaries are providing association group coverage in full compliance with applicable law, changes in the relationship with the membership associations and/or changes in the laws and regulations governing association group insurance could have a material adverse impact on the Company’s financial condition and results of operations. During the nine months ended September 30, 2010, the Company issued approximately 39% and 12%, of its new policies through AAS and AFS, respectively. The remaining 49% were individual policies not issued through a membership association. In the third quarter the Company discontinued marketing its health insurance products in all but a limited number of states in which Insphere, a subsidiary, does not currently have access to third-party health insurance products. The Company will continue to focus its efforts on selling products underwritten by third-party carriers as well as marketing its own supplemental insurance products.
Additionally, during the nine months ended September 30, 2010, the Company generated approximately 56% of its health premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Florida	6%
Massachusetts	6%
Illinois	5%
Maine	5%
Washington	4%
North Carolina	3%
Pennsylvania	3%
Georgia	3%

56%

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
Recent Accounting Pronouncements
In October 2010, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) providing guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The guidance specifies that incremental direct costs of contract acquisition attributable to successful efforts should be included as deferred acquisition costs. The guidance also specifies that deferred acquisition costs include advertising costs only when the direct-response advertising accounting criteria are met. The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted. If application of the guidance would result in the capitalization of acquisition costs that had not previously been capitalized prior to adoption, the entity may elect not to capitalize those additional costs. The Company is in process of evaluating the impact of adoption on the Company’s results of operations and financial position.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting the provisions of ASU 2010-20.
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
During the third quarter of 2010, the Company adopted ASU No. 2010-11, Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives, (“ASU 2010-11”). ASU 2010-11 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This standard also addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. Implementation of this standard did not have a material impact on the Company’s financial position or results of operations.
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
Impact on Medical Loss Ratio from Update of Completion Factors
The majority of the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim, as well as the dates a payment is made against the claim.
The loss ratio for the quarter reflects an update to the completion factors used at the end of the third quarter of 2010 to reflect more recent patterns of claim payments. Through September 2010, the Company has seen an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, in the third quarter, the Company used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. The Company will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.
The decrease in loss ratio for the quarter also reflects the Company’s refinement of a previously estimated claim liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during the three months ended September 30, 2010, the Company recognized a decrease in claim liabilities of $15.9 million.
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
As of September 30, 2010, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $202.4 million of “Corporate debt and other” classified as Level 2, and $1.0 million of “Commercial-backed” investments classified as Level 3. The “Corporate debt and other” investments classified as Level 2 noted above includes $103.4 million of an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 and $90.2 million of an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (see Note 5 of Notes to Consolidated Condensed Financial Statements).

Fair Value Hierarchy on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,650	$52,131	$—	$56,781
Corporate debt and other	—	407,775	—	407,775
Collateralized debt obligations	—	—	—	—
Residential-backed issued by agencies	—	79,548	—	79,548
Commercial-backed issued by agencies	—	8,718	—	8,718
Residential-backed	—	2,847	—	2,847
Commercial-backed	—	45,445	1,023	46,468
Asset-backed	—	8,813	—	8,813
Municipals	—	147,645	—	147,645
Other invested assets (1)	—	—	1,645	1,645
Short-term investments (2)	292,641	—	—	292,641

	$297,291	$752,922	$2,668	$1,052,881

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $22.6 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$3,493	$—	$3,493
Agent and employee plans	—	—	5,867	5,867

	$—	$3,493	$5,867	$9,360

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$8,943	$40,847	$—	$49,790
Corporate debt and other	—	344,509	—	344,509
Collateralized debt obligations	—	—	2,905	2,905
Residential-backed issued by agencies	—	105,898	—	105,898
Commercial-backed issued by agencies	—	8,710	—	8,710
Residential-backed	—	3,882	—	3,882
Commercial-backed	—	44,715	1,297	46,012
Asset-backed	—	15,337	465	15,802
Municipals	—	171,434	7,238	178,672
Trading securities	—	—	9,893	9,893
Put options (1)	—	—	657	657
Short-term and other investments (2)	344,011	6,164	937	351,112

	$352,954	$741,496	$23,392	$1,117,842

(1)	Included in “Other assets” on the consolidated balance sheet.

(2)	Amount excludes $20.7 million of short-term other investments and equity securities which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$8,766	$—	$8,766
Agent and employee plans	—	—	16,651	16,651

	$—	$8,766	$16,651	$25,417

The following is a description of the valuation methodologies used for certain assets and liabilities of the Company measured at fair value on a recurring basis, including the general classification of such assets pursuant to the valuation hierarchy.
Fixed Income Investments
Available for sale investments
The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agency bonds, corporate bonds, mortgage-backed and asset-backed securities, and municipal securities and bonds.

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
The Company also holds a fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of September 30, 2010, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.
Trading securities & Put Options
Prior to June 30, 2010, the Company held fixed income trading securities which consisted of auction rate securities, for which the fair value was determined based on unobservable inputs. Accordingly, the fair value of this asset was reflected within Level 3 of the fair value hierarchy.
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
Other invested assets
The Company’s other invested assets consist of one alternative investment that owns a portfolio of collateralized debt obligation equity investments managed by a third party management group. The Company calculates the fair market value of such investment using the net asset value per share, which is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.
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
Changes in Level 3 Assets and Liabilities
The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three and nine months ended September 30, 2010.
Changes in Level 3 Assets and Liabilities Measured at Fair Value For The Three Months Ended September 30, 2010

			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
Assets
Collateralized debt obligations	$2,202	$(116)	$(1,541)	$(545)	$—	$—
Commercial-backed	1,117	(2)	(92)	—	—	1,023
Asset-backed	—	—	—	—	—	—
Municipals	—	—	—	—	—	—
Trading securities	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Other invested assets	1,522	123	—	—	—	1,645

	$4,841	$5	$(1,633)	$(545)	$—	$2,668

Liabilities
Agent and employee stock plans	$5,772	$25	$70	$—	$—	$5,867

Changes in Level 3 Assets and Liabilities Measured at Fair Value For The Nine Months Ended September 30, 2010

			Purchases,
			Sales,
		Unrealized	Payments	Realized	Transfer
	Beginning	Gains or	and	Gains or	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
Assets
Collateralized debt obligations	$2,905	$(835)	$(1,525)	$(545)	$—	$—
Commercial-backed	1,297	(5)	(269)	—	—	1,023
Asset-backed	465	—	—	—	(465)	—
Municipals	7,238	762	(8,000)	—	—	—
Trading securities	9,893	657	(10,550)	—	—	—
Put options	657	(657)	—	—	—	—
Other invested assets	937	755	(47)	—	—	1,645

	$23,392	$677	$(20,391)	$(545)	$(465)	$2,668

Liabilities
Agent and employee stock plans	$16,651	$(3,441)	$(7,343)	$—	$—	$5,867

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).
During the three months ended September 30, 2010, there were sales and redemptions of Level 3 financial instruments in the amount of $1.6 million, of which $95,000 is classified as “Commercial-backed,” and $1.5 million is classified as “Collateralized Debt Obligations,” in the table above. The Company had a net settlement gain of $3,000 during the three months ended September 30, 2010, all of which is classified as “Commercial-backed” in the table above. The Company had no purchases and no issuances of Level 3 financial instruments during the third quarter of 2010.
During the nine months ended September 30, 2010, there were sales and redemptions of Level 3 financial instruments in the amount of $20.4 million, of which $1.5 million is classified as “Collateralized Debt Obligations”, $280,000 is classified as “Commercial-backed,” $8.0 million is classified as “Municipals,” and $10.6 million is classified as “Trading securities” in the table above. The Company had a net settlement loss of $(20,000) during the nine months ended September 30, 2010, of which $(47,000) is classified as “Other invested assets,” $16,000 is classified as “Collateralized debt obligations” and $11,000 is classified as “Commercial-backed” in the table above. The Company had no purchases and no issuances of Level 3 financial instruments during the first nine months of 2010.
During the three months ended September 30, 2010, the Company did not transfer securities between Level 1, Level 2 and Level 3. During the nine months ended September 30, 2010, the Company transferred one security out of Level 3 to Level 2. Prior to 2010, the Company valued this security internally; however, during the first quarter of 2010, the security began being priced by a pricing service. Furthermore, the Company determined there were adequate observable inputs that were sufficient for pricing the security.

Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2009

			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$2,563	$533	$—	$—	$—	$3,096
Commercial backed	1,424	52	(88)	—	—	1,388
Asset backed	360	85	—	—	—	445
Municipals	7,301	(31)	—	—	—	7,270
Trading securities	14,259	(53)	(250)	—	—	13,956
Put options	741	53	—	—	—	794
Other invested assets	141	365	(66)	—	—	440

	$26,789	$1,004	$(404)	$—	$—	$27,389

Liabilities
Agent and employee stock plans	$13,184	$—	$1,798	$—	$—	$14,982

Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2009

			Purchases,
			Sales,
		Unrealized	Payments		Transfer
	Beginning	Gains or	and	Realized	in/(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Collateralized debt obligations	$2,585	$1,906	$—	$(1,395)	$—	$3,096
Commercial backed	1,494	149	(255)	—	—	1,388
Asset backed	252	193	—	—	—	445
Municipals	6,539	731	—	—	—	7,270
Trading securities	11,937	2,369	(350)	—	—	13,956
Put options	3,163	(2,369)	—	—	—	794
Other invested assets	476	258	(294)	—	—	440

	$26,446	$3,237	$(899)	$(1,395)	$—	$27,389

Liabilities
Agent and employee stock plans	$18,158	$—	$(3,176)	$—	$—	$14,982

(1)	Realized losses for the period are included in “Realized gains” on the Company’s consolidated condensed statement of income (loss).
During the three and nine months ended September 30, 2009, the Company had no purchases and no issuances of Level 3 financial instruments. Additionally, the Company did not transfer securities between Level 1, Level 2 and Level 3.
Investments not reported at fair value
Other investments consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.
3. INVESTMENTS
The Company’s investments consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In thousands)
Securities available for sale
Fixed maturities	$758,595	$756,180
Equity securities	—	234
Trading securities	—	9,893
Short-term and other investments	316,921	371,534

Total investments	$1,075,516	$1,137,841

Available for sale fixed maturities are reported at fair value which was derived as follows:

	September 30, 2010
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$55,384	$1,403	$(6)	$—	$56,781
Collateralized debt obligations	—	—	—	—	—
Residential-backed issued by agencies	75,248	4,307	(7)	—	79,548
Commercial-backed issued by agencies	8,150	568	—	—	8,718
Residential-backed	2,758	95	(6)	—	2,847
Commercial-backed	43,918	2,550	—	—	46,468
Asset-backed	8,648	451	(5)	(281)	8,813
Corporate bonds and municipals	433,817	32,588	(1,219)	—	465,186
Other	78,396	11,838	—	—	90,234

Total fixed maturities	$706,319	$53,800	$(1,243)	$(281)	$758,595

	December 31, 2009
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$48,600	$1,229	$(39)	$—	$49,790
Collateralized debt obligations	2,070	990	(155)	—	2,905
Residential-backed issued by agencies	102,497	3,580	(179)	—	105,898
Commercial-backed issued by agencies	8,337	373	—	—	8,710
Residential-backed	3,934	2	(54)	—	3,882
Commercial-backed	45,054	998	(40)	—	46,012
Asset-backed	16,176	306	(399)	(281)	15,802
Corporate bonds and municipals	509,862	14,626	(6,474)	—	518,014
Other	6,100	—	(933)	—	5,167

Total fixed maturities	$742,630	$22,104	$(8,273)	$(281)	$756,180

The amortized cost and fair value of available for sale fixed maturities at September 30, 2010, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$36,460	$37,218
Over 1 year through 5 years	174,571	184,640
Over 5 years through 10 years	218,229	236,569
Over 10 years	138,337	153,774

	567,597	612,201
Mortgage-backed and asset-backed securities	138,722	146,394

Total fixed maturities	$706,319	$758,595

See Note 2 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.
A summary of net investment income sources is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Fixed maturities	$8,559	$9,290	$27,160	$28,980
Equity securities	—	19	—	36
Short-term and other investments	390	273	1,866	(937)
Agent receivables	163	613	857	1,959
Student loan interest income	1,030	1,149	3,153	3,625

	10,142	11,344	33,036	33,663
Less investment expenses	413	471	1,196	1,439

	$9,729	$10,873	$31,840	$32,224

Realized Gains and Losses
Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.
Fixed maturities
Proceeds from the sale and call of investments in fixed maturities were $32.0 million and $109.7 million for the three and nine months ended September 30, 2010, respectively, and $38.2 million and $52.6 million for the three and nine months ended September 30, 2009, respectively. Proceeds from maturities, sinking and principal reductions amounted to $8.8 million and $38.5 million for the three and nine months ended September 30, 2010, respectively, and $27.5 million and $62.9 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, the Company realized gross gains of $1.2 million and $3.9, respectively, on the sale and call of fixed maturity investments. During the three and nine months ended September 30, 2009, the Company realized gross gains of $809,000 and $1.9 million, respectively, on the sale and call of fixed maturity investments. The company realized no gross losses during the three and nine months ended September 30, 2010 and 2009 on the sale or call of fixed maturity investments.
Equity securities
The Company realized no gross gains on equity securities during the three and nine months ended September 30, 2010. The Company realized no gross losses for 3 months ended September 30, 2010 and a gross loss of $4,000 for nine months ended September 30, 2010 on equity securities. The Company realized no gross gains and no gross losses on equity securities during the three and nine months ended September 30, 2009.
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
Other than temporary impairment (“OTTI”)
During the three and nine months ended September 30, 2010, the Company recognized an OTTI loss on one security in the amount of $765,000. The Company recognized no OTTI losses during the three months ended September 30, 2009 and recognized $4.1 million of OTTI losses during the nine months ended September 30, 2009 which were deemed to be other-than-temporary reductions. All of the 2010 and 2009 OTTI losses were attributable to credit losses and, as such, were recorded in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income.
Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at September 30, 2010, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Reductions for
Cumulative OTTI		Additions for OTTI		increases in cash	Cumulative OTTI
credit losses	Additions to OTTI	securities where		flows expected to	credit losses
recognized for	securities where no	credit losses have	Reductions for	be collected that	recognized for
securities	credit losses were	been recognized	securities sold	are recognized over	securities still
still held at	recognized prior to	prior to	during the period	the remaining life	held at
January 1, 2010	January 1, 2010	January 1, 2010	(Realized)	of the security	September 30, 2010
(In thousands)

$ 12,670	$0	$765	$(9,315)	$(16)	$4,104

Unrealized Gains and Losses
Fixed maturities
Set forth below is a summary of gross unrealized losses in its fixed maturities as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$2,495	$6	$—	$—	$2,495	$6
Collateralized debt obligations	—	—	—	—	—	—
Residential-backed issued by agencies	5,164	5	2,204	2	7,368	7
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	326	6	326	6
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	1,974	5	1,974	5
Corporate bonds and municipals	2,177	18	27,698	1,201	29,875	1,219
Other	—	—	—	—	—	—

Total	$9,836	$29	$32,202	$1,214	$42,038	$1,243

	December 31, 2009
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$3,917	$39	$—	$—	$3,917	$39
Collateralized debt obligations	—	—	685	155	685	155
Residential-backed issued by agencies	23,585	179	—	—	23,585	179
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	3,128	54	3,128	54
Commercial-backed	—	—	7,887	40	7,887	40
Asset-backed	1,406	19	10,540	380	11,946	399
Corporate bonds and municipals	9,203	34	174,331	6,440	183,534	6,474
Other	—	—	5,167	933	5,167	933

Total	$38,111	$271	$201,738	$8,002	$239,849	$8,273

Unrealized Losses Less Than 12 Months
Of the $29,000 in unrealized losses that had existed for less than twelve months at September 30, 2010, no security had an unrealized loss in excess of 10% of the security’s cost.
Of the $271,000 in unrealized losses that had existed for less than twelve months at December 31, 2009, no security had an unrealized loss in excess of 10% of the security’s cost.
Unrealized Losses 12 Months or Longer
Of the $1.2 million in unrealized losses that had existed for twelve months or longer at September 30, 2010, one security classified as “Corporate bonds and municipals” in the table above had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to that security was $540,000 at September 30, 2010.
Of the $8.0 million in unrealized losses that had existed for twelve months or longer at December 31, 2009, eight securities had unrealized losses in excess of 10% of the security’s cost, of which two were classified as “Asset-backed securities,” one was classified as “Other,” four were classified as “Corporate bonds and municipals,” and one was classified as “Collateralized debt obligations” in the table above. The amount of unrealized loss with respect to those securities was $3.9 million at December 31, 2009, of which $307,000 relates to “Asset-backed” securities, $933,000 relates to “Other,” $2.5 million relates to “Corporate bonds and municipals and $155,000 relates to “Collateralized debt obligations” in the table above.

As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in the U.S. was volatile during 2008; however, the Company has seen improved market conditions during 2009 and 2010, which are reflected in the decrease in unrealized losses, as well as a decrease in the number of securities with unrealized losses. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields. Additionally, the Company considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of September 30, 2010, the unrealized loss in these investments is temporary.
It is at least reasonably probable that the Company’s assessment of whether the unrealized losses are other than temporary may change over time, given, among other things, the dynamic nature of markets and changes in the Company’s assessment of its ability or intent to hold impaired investment securities, which could result in the Company recognizing other-than-temporary impairment charges or realized losses on the sale of such investments in the future.
Equity securities
The Company had no unrealized investment gains and no unrealized losses on equity securities during the three and nine months ended September 30, 2010. The Company had gross unrealized investment gains on equity securities of $4,000 and $1,000 during the three and nine months ended September 30, 2009, respectively.
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
In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into Coinsurance Agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of September 30, 2010, approximately $1.9 million of student loans have been funded by Wilton.
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
6. GOODWILL AND INTANGIBLES
Goodwill and other intangible assets by segment as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)
Commercial Health Division	$40,025	$16,620	$(10,950)	$45,695
Insphere	—	38,663	(1,062)	37,601
Disposed Operations	359	—	—	359

	$40,384	$55,283	$(12,012)	$83,655

	December 31, 2009
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)
Commercial Health Division	$40,025	$55,283	$(9,694)	$85,614
Disposed Operations	359	—	—	359

	$40,384	$55,283	$(9,694)	$85,973

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
Intangible Asset Amortization — 2010 Change in Estimate
On January 1, 2010, the Company transferred a portion of the intangible asset related to SIR from the Commercial Health Division to Insphere as a result of the reorganization of the Company’s agent sales force and the launch of Insphere, with which these agents are now associated. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the Commercial Health Division will be amortized over a remaining period of 60 months. These changes resulted in an increase in “Underwriting, acquisition and insurance expenses” on the consolidated condensed statement of income of $315,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively.

The Company recorded amortization expense associated with other intangible assets of $696,000 and $2.3 million for the three and nine months ended September 30, 2010, respectively.
Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization
Expense
(In thousands)
2010	$640
2011	2,075
2012	1,690
2013	1,629
2014	1,794
Thereafter	31,399

$39,227

7. DEBT
On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At September 30, 2010, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
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

The following table sets forth detail of the Company’s debt and interest expense:

						Interest Expense
	Principal Amount					Three Months Ended		Nine Months Ended
	at	Maturity		Interest		September 30,		September 30,
	September 30, 2010	Date		Rate(a)		2010	2009	2010	2009
2006 credit agreement:
Term loan	$362,500	2012		1.528%		$2,540	$3,737	$8,571	$12,757
$75 Million revolver (non-use fee)	—	2011		—		70	92	210	235
Grapevine Note	72,350	2021		6.712%		1,220	—	3,632	—
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.876%		154	165	450	544
HealthMarkets Capital Trust I	51,550	2036		3.342%		467	478	1,330	1,668
HealthMarkets Capital Trust II	51,550	2036		8.367%		1,102	1,102	3,271	3,271
Other:
Interest on Deferred Tax Gain	—			4.000%		536	790	1,591	2,357
Amortization of financing fees	—					1,286	1,195	3,780	3,554

Total	$553,420		(b)	0.000	%(c)	$7,375	$7,559	$22,835	$24,386
Student Loan Credit Facility	70,400					—	—	—	866

Total	$623,820					$7,375	$7,559	$22,835	$25,252

(a)	Represents the interest rate September 30, 2010.

(b)
The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process.
The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $491.7 million and $394.8 million at September 30, 2010 and December 31, 2009, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2010 and December 31, 2009, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.
Student Loan Credit Facility
At September 30, 2010 and December 31, 2009, the Company had an aggregate of $70.4 million and $77.4 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At September 30, 2010 and December 31, 2009, indebtedness outstanding under the Student Loan Credit Facility was secured by student loans and accrued interest in the carrying amount of $63.1 million and $70.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $7.4 million and $6.6 million, respectively.
The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
The SPE Notes were issued by the SPE in three tranches: $50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”), both issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three and nine months ended September 30, 2010, the Company made principal payments of approximately $2.1 million and $7.0 million, respectively, on the SPE notes. During the three and nine months ended September 30, 2009, the Company made principal payments of approximately $2.2 million and $7.2 million, respectively, on the SPE notes.

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
At September 30, 2010, the Company owned one interest rate swap agreement with an aggregate notional amount of $100 million. The terms of the swap agreement is 5 years beginning on April 11, 2006. The Company had a 4 year swap with an aggregate notional amount of $100 million that matured on April 11, 2010.
The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of September 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
	(In thousands)
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps		$—	$—	Other liabilities	$3,493	$8,766

Total derivatives		$—	$—		$3,493	$8,766

The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income for the three and nine months ended September 30, 2010 and 2009:

Derivative Instruments in Hedging Relationships for the Three Months Ended September 30, 2010 and 2009
			Location of Gain	Amount of Interest		Location of (Gain)
			(Loss) from	Expense (Income)		Loss Recognized in
	Amount of Gain (Loss)		Accumulated	Reclassified from		Income on	Amount of (Gain) Loss
	Recognized in OCI on		OCI into Income	Accumulated OCI		Derivative	Recognized in Income on
	Derivative		(Effective	into Income		(Ineffective	Derivative
	(Effective Portion)		Portion)	(Expense) (Effective Portion)		Portion)	(Ineffective Portion)
	2010	2009		2010	2009		2010	2009
(In thousands)
Interest rate swaps	$1,000	$1,243	Interest Expense	$1,153	$2,255	Investment income	$64	$125

Derivative Instruments in Hedging Relationships for the Nine Months Ended September 30, 2010 and 2009
			Location of Gain	Amount of Interest		Location of (Gain)
			(Loss) from	Expense (Income)		Loss Recognized in
	Amount of Gain (Loss)		Accumulated	Reclassified from		Income on	Amount of (Gain) Loss
	Recognized in OCI on		OCI into Income	Accumulated OCI		Derivative	Recognized in Income on
	Derivative		(Effective	into Income		(Ineffective	Derivative
	(Effective Portion)		Portion)	(Expense) (Effective Portion)		Portion)	(Ineffective Portion)
	2010	2009		2010	2009		2010	2009
(In thousands)
Interest rate swaps	$4,507	$5,224	Interest Expense	$4,868	$6,741	Investment income	$322	$519

During 2010 and 2009, the Company did not have any derivative instruments not designated as hedging instruments.
HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

At September 30, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $1.7 million related to the interest rate swaps of which $197,000 ($129,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into “Investment income” on the Company’s consolidated statement of income (loss) in conjunction with the interest payments on the variable rate debt through April 2011.
9. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Income from continuing operations	$22,243	$17,395	$33,415	$28,611
Income from discontinued operations	12	55	39	106

Net income available to common shareholders	$22,255	$17,450	$33,454	$28,717

Weighted average shares outstanding, basic	29,815	29,424	29,702	29,582
Dilutive effect of stock options and other shares	808	648	889	601

Weighted average shares outstanding, dilutive	30,623	30,072	30,591	30,183

Basic earnings per share:
From continuing operations	$0.75	$0.59	$1.13	$0.97
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.75	$0.59	$1.13	$0.97

Diluted earnings per share:
From continuing operations	$0.73	$0.58	$1.09	$0.95
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.73	$0.58	$1.09	$0.95

10. COMMITMENTS AND CONTINGENCIES
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
Litigation Matters
As previously disclosed, Mid-West was named as a defendant in an action filed on January 9, 2009 (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon) in the Superior Court of Orange County, California, Case No. 30-2009 00117080. Plaintiff alleged bad faith, breach of contract, negligent misrepresentation, and intentional misrepresentation and sought unspecified economic, punitive, exemplary, and mental damages, costs, interest, and attorneys’ fees. On June 1, 2009, the case was transferred on Mid-West’s motion for change of venue to Los Angeles County Superior Court (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon), Case No. LC086172. The parties settled this matter in connection with a mediation held on October 12, 2010 and this action has been dismissed.
As previously disclosed, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Plaintiff seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgment was denied. On August 16, 2010, plaintiff filed a motion for class certification. Discovery is ongoing and no trial date has been set.

As previously disclosed, MEGA was named as defendant in an action filed on April 13, 2009 (Richard Doble and Rochelle Doble v. MEGA) pending in the United States District Court, Northern District of California, Case No. CV 09-1611-CRB. Plaintiffs have alleged several causes of action, including breach of contract and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek unspecified general and compensatory damages, punitive damages, damages for emotional distress and attorneys’ fees. Discovery in this matter is ongoing and a jury trial is scheduled to begin in November of 2010.
MEGA was named as a defendant in an action filed on August 5, 2008 (Robert Perry v. The MEGA Life and Health Insurance Company, et al.) pending in the Superior Court of Maricopa County, Arizona, Case No. CV2008-018505. Plaintiff alleged several causes of action arising from a dispute regarding medical claims, including breach of contract, bad faith, false advertising, consumer fraud, professional negligence and negligent misrepresentation and sought unspecified actual, general, and punitive damages and attorneys’ fees and costs. In connection with a mediation held on November 3, 2010, the parties reached an agreement in principle to settle this matter.
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
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s financial conditions and results of operations, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to third-party insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, the Company has started to dedicate material resources and, in the future, expects to dedicate additional material resources and to incur material expenses to implement Health Care Reform Legislation and expects that certain elements of the Health Care Reform Legislation will have a material adverse effect on its financial condition and results of operations. For additional information, see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, National Health Care Reform discussion on beginning on page 29.
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
As of September 30, 2010, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $9.03.
12. SEGMENT INFORMATION
The Company operates four business segments: the Insurance segment, Insphere, Corporate, and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.

Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different allocation methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, commission revenue, fees and other income. Management does not allocate income taxes to segments. Transactions between reportable segments are accounted for under respective agreements, which provide for such transactions generally at cost.
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue from continuing operations:
Insurance — Commercial Health Division:	$192,151	$259,625	$620,755	$816,213
Insphere:	11,511	—	24,524	—
Corporate:	4,762	5,001	17,173	8,997
Intersegment Eliminations:	(3,027)	(516)	(7,116)	(516)

Total revenues excluding disposed operations	205,397	264,110	655,336	824,694
Disposed Operations:	746	2,669	1,934	8,675

Total revenue from continuing operations	$206,143	$266,779	$657,270	$833,369

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance — Commercial Health Division:	$89,474	$44,494	$187,883	$108,944
Insphere:	(23,341)	(3,842)	(69,862)	(3,842)
Corporate:	(33,088)	(16,744)	(65,326)	(53,163)

Total operating income excluding disposed operations	33,045	23,908	52,695	51,939
Disposed Operations	1,149	3,131	2,008	(6,872)

Total income from continuing operations before federal income taxes	$34,194	$27,039	$54,703	$45,067

Assets by operating segment at September 30, 2010 and December 31, 2009 are set forth in the table below:

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Insurance — Commercial Health Division:	$527,577	$731,594
Insphere:	71,014	14,507
Corporate:	770,991	734,040

Total assets excluding assets of Disposed Operations	1,369,582	1,480,141
Disposed Operations	378,201	391,357

Total assets	$1,747,783	$1,871,498

Disposed Operations assets at September 30, 2010 and December 31, 2009 primarily represent reinsurance recoverable for the former Life Insurance Division of $355.4 million and $353.7 million, respectively, associated with the Coinsurance Agreements entered into with Wilton.
13. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS
Stock Plan Awards
In September 2010, the Company granted 485,000 non-qualified stock option awards and 200,000 restricted stock awards under the Second Amended and Restated HealthMarkets 2006 Management Options Plan. Each of the awards vests in 20% increments over five years. The stock options have an exercise price equal to the fair market value per share at the date of grant. In connection with the granting of the stock option awards, certain individuals were required to forfeit all stock options previously granted to such individuals. In total, 20,400 previously granted stock options were forfeited, of which 3,055 stock options consisted of performance options with no established performance goals.
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

For financial reporting purposes, the Company accounts for the Company-match feature of the ISOP for nonemployee agents by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the agent-participant. The Company accounts for the Company-match feature of the ISOP for employees by recognizing compensation expense over the vesting period in an amount equal to the fair market value of each award at the date of grant, or, in the case of outstanding awards transferred from the Predecessor Plans, the fair market value at the date of employment. Expense on awards granted after January 1, 2010, is recognized on a straight-line basis based on the Company’s policy adopted in 2006 for new plans effective after January 1, 2006. Expense on awards transferred from Predecessor Plans will continue to be recognized on a graded basis. Employee awards are equity-classified and changes in values and expense are offset to the Company’s Additional Paid in Capital account on its balance sheet. Nonemployee awards are liability-classified and changes are reflected in the Other Liabilities on the balance sheet.
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
The Company recognized $779,000 and $355,000 of expense for the three and nine months ended September 30, 2010, respectively, in connection with the ISOP. The liability for nonemployee participation in the ISOP increased $83,000 and decreased $9.2 million for the three and nine months ended September 30, 2010, respectively. Approximately, $6.9 million of the annual liability decrease is the result of vesting of awards and $1.2 million of the decrease is related to the transfer to paid in capital in connection with agents becoming employees. Paid in capital for employee awards under the ISOP increased $695,000 and $2.6 million for the three and nine months ended September 30, 2010, respectively.
14. TRANSACTIONS WITH RELATED PARTIES
As of September 30, 2010, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 52.9%, 21.7%, and 10.8%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
Transactions with the Private Equity Investors
Transaction and Monitoring Fee Agreements
Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $15.0 million for 2010, the Company paid $12.5 million in January 2010, with $7.7 million paid to The Blackstone Group, $3.2 million paid to Goldman Sachs Capital Partners and $1.6 million paid to DLJ Merchant Banking Partners. The remaining balance of $2.5 million was paid on April 30, 2010, with $1.5 million paid to the Blackstone Group, $635,000 paid to Goldman Sachs Capital Partners and $317,000 paid to DLJ Merchant Banking Partners. The Company has expensed $11.3 million through September 30, 2010.

Investment in Certain Funds Affiliated with the Private Equity Investors
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During 2009, the amount of the Company’s original commitment was reduced by $2.0 million, to $8.0 million. During the second quarter of 2010, the amount of the Company’s commitments was reduced by an additional $1.6 million, to $6.4 million. During the nine months ended September 30, 2010, the Company funded capital calls totaling $1.2 million. As of September 30, 2010, the Company had made contributions totaling $4.8 million, and had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three and nine months ended September 30, 2010, the Company funded capital calls totaling $683,000 and $1.6 million, respectively. As of September 30, 2010, the Company had made contributions totaling $8.4 million; applied credits totaling $700,000; and had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $900,000.
Other
From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. For example, in 2010 and 2009, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During the three and nine months ended September 30, 2010, in connection with these events, the Company paid the hotel approximately $421,000 and $2.5 million, respectively. During the three and nine months ended September 30, 2009, in connection with these events, the Company paid the hotel approximately $1.2 million and $3.8 million, respectively. Employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.
15. INSPHERE SECURITIES, INC.
On April 13, 2010, the Company completed the acquisition of Beneficial Investment Services, Inc. (“BIS”), a broker-dealer and registered investment adviser, and changed BIS’ name to Insphere Securities, Inc. (“ISI”). The total cash consideration related to this acquisition was approximately $1.6 million. ISI is a wholly owned subsidiary of Insphere.
On June 25, 2010, the Company determined that it would wind down the current business of ISI and related life agency sales offices located in Utah, Nevada and Arizona. After consideration of the expected costs of developing the recently acquired ISI business and the belief that the products and services available through ISI could be offered more efficiently to customers through contractual arrangements with third parties at an appropriate time in the future, the Company determined that a wind down of this business was necessary, and in the best interests of the Company. The Company intends to maintain operations at ISI as necessary for an orderly transition of customer accounts and completion of applicable business and regulatory requirements. The Company intends to have this action substantially completed in November 2010. In September, the Company filed Form BDW with the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission and received notice that ISI’s request to withdraw as a broker/dealer was accepted and filed with FINRA’s Central Registration Depository system on September 3, 2010.
The Company estimates that the total pre-tax expense expected to be incurred in connection with this action will be approximately $2.4 million, consisting of approximately $700,000 in employee termination costs, approximately $350,000 related to the write-down of fixed assets and intangible assets, and approximately $1.4 million related to facility and operations termination costs. The Company has expensed $2.3 million related to the wind down with approximately $1.6 million expense recorded during the three months ended September 30, 2010.

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
During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of October 2010, Insphere had approximately 2,700 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 35 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has completed marketing agreements with a number of non-affiliated life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna, Humana and UnitedHealthcare’s Golden Rule Insurance Company for individual health insurance products, John Hancock for long-term care products, ING for term life, universal life and fixed annuity products and Minnesota Life Insurance Company for life and fixed annuity products. Insphere also has a marketing arrangement with an intermediary under which Insphere’s agents obtain access to certain disability income insurance products.
Reclassification
Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

Results of Operations
The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
REVENUE
Health premiums	$176,736	$239,560	$571,423	$753,203
Life premiums and other considerations	380	487	1,529	1,829

	177,116	240,047	572,952	755,032
Investment income	9,729	10,873	31,840	32,224
Other income	18,838	15,064	49,377	47,841
Other-than-temporary impairment losses	(765)	—	(765)	(4,078)
Realized gains, net	1,225	795	3,866	2,350

	206,143	266,779	657,270	833,369
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	57,605	126,042	279,353	435,721
Underwriting, acquisition, and insurance expenses	39,765	80,867	138,432	260,143
Other expenses	67,204	25,272	161,947	67,186
Interest expense	7,375	7,559	22,835	25,252

	171,949	239,740	602,567	788,302

Income from continuing operations before income taxes	34,194	27,039	54,703	45,067
Federal income taxes	11,951	9,644	21,288	16,456

Income from continuing operations	22,243	17,395	33,415	28,611
Income from discontinued operations, net	12	55	39	106

Net income	$22,255	$17,450	$33,454	$28,717

National Health Care Reform
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our financial conditions and results of operations, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to third-party insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we have started to dedicate material resources and, in the future, expect to dedicate additional material resources and to incur material expenses to implement Health Care Reform Legislation.
While not all-inclusive, we are evaluating the following material provisions of the Health Care Reform Legislation to determine the impact that these provisions will have on our financial conditions and results of operations:
•	establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum;

•	expansion of dependent coverage to include adult children up to age 26;

•	elimination of most annual and all lifetime caps on the dollar value of benefits; elimination of pre-existing condition exclusions;

•	requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk;

•	establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements;

•
creation of health insurance exchanges with standardized plans and guarantee issue of coverage for the individual and small group markets, which plans may be an attractive option for our existing customers and cause them to cancel their coverage with us;

•	prohibitions on certain policy rescissions;

•	significant annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes;

•	and limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers.
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
The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing. See discussion of “Health Insurance Product Sales” below.
Health Insurance Product Sales
The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing. In addition, the Company continuously evaluates the sale by Insphere of third party products underwritten by non-affiliated insurance carriers. In the states where such third party products are available, they have, to a great extent, replaced the sale of the Company’s own health insurance products. In the first nine months of 2010, Insphere’s sale of health insurance products underwritten by United Healthcare’s Golden Rule Insurance Company and Aetna, in the aggregate, exceeded the sale of the Company’s products by nearly a seven-to-one margin. As a result of this trend, in the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s traditional “scheduled benefit” health insurance products and significantly reduce the number of states in which the Company will market all of its health insurance products in the future. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing its health insurance products in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. The Company expects to continue marketing and to place an increasing emphasis on its supplemental product portfolio, which is generally not subject to the Health Care Reform Legislation. This decision is not expected to affect the Company’s in-force block of health insurance business. However, the Company intends to make all adjustments to such in-force business as may be required by the Health Care Reform Legislation or legislation that may be adopted in certain states (such as California, Maine and Massachusetts) that could potentially require, in such states, benefit modifications in the Company’s in-force block of health insurance business.

Ratings
The Company’s principal insurance subsidiaries historically have been assigned financial strength ratings from A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”) and Standard & Poor’s (“S&P”). These rating agencies have also assigned a credit or issuer default rating to HealthMarkets, Inc. In the second quarter of 2010, the Company requested that Fitch withdraw the insurer financial strength ratings of MEGA, Mid-West and Chesapeake and the issuer default rating of the HealthMarkets, Inc., and requested that S&P withdraw the counterparty credit and financial strength ratings of MEGA, Mid-West and Chesapeake and the counterparty credit rating of HealthMarkets, Inc. Fitch and S&P subsequently withdrew these ratings in accordance with the Company’s request. The Company’s request, which occurred after ratings downgrades by Fitch and S&P, reflects the growing emphasis which the Company places on the sale of third-party health insurance products underwritten by non-affiliated insurance carriers and the belief that ratings from three separate ratings agencies are not necessary to support the sale of health insurance products underwritten by the Company’s principal insurance subsidiaries. The ratings of the Company and its principal insurance subsidiaries by A.M. Best have been maintained. In the second quarter of 2010, A.M. Best affirmed the financial strength ratings of MEGA, Mid-West and Chesapeake, and the issuer credit rating of HealthMarkets, as set forth below:

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
Business Segments
The Company operates four business segments: the Insurance segment, Insphere, Corporate, and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division (formerly the Self-Employed Agency Division). Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the former Medicare Division and the former Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.
Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different allocation methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, commission revenue, fees and other income. Management does not allocate income taxes to segments. Transactions between reportable segments are accounted for under respective agreements, which provide for such transactions generally at cost.
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue from continuing operations:
Insurance — Commercial Health Division:	$192,151	$259,625	$620,755	$816,213
Insphere:	11,511	—	24,524	—
Corporate:	4,762	5,001	17,173	8,997
Intersegment Eliminations:	(3,027)	(516)	(7,116)	(516)

Total revenues excluding disposed operations	205,397	264,110	655,336	824,694
Disposed Operations:	746	2,669	1,934	8,675

Total revenue from continuing operations	$206,143	$266,779	$657,270	$833,369

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance — Commercial Health Division:	$89,474	$44,494	$187,883	$108,944
Insphere:	(23,341)	(3,842)	(69,862)	(3,842)
Corporate:	(33,088)	(16,744)	(65,326)	(53,163)

Total operating income excluding disposed operations	33,045	23,908	52,695	51,939
Disposed Operations	1,149	3,131	2,008	(6,872)

Total income from continuing operations before federal income taxes	$34,194	$27,039	$54,703	$45,067

Commercial Health Division
Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenue
Earned premium revenue	$176,816	$237,937	$572,367	$748,468
Investment income	5,916	6,311	17,089	20,510
Other income	9,419	15,377	31,299	47,235

Total revenue	192,151	259,625	620,755	816,213
Benefits and Expenses
Benefit expenses	58,554	127,545	281,528	425,330
Underwriting and policy acquisition expenses	40,828	79,384	139,460	255,372
Other expenses	3,295	8,202	11,884	26,567

Total expenses	102,677	215,131	432,872	707,269

Operating income	$89,474	$44,494	$187,883	$108,944

Other operating data:
Loss ratio	33.1%	53.6%	49.2%	56.8%
Expense ratio	23.1%	33.4%	24.4%	34.1%

Combined ratio	56.2%	87.0%	73.6%	90.9%
Submitted annualized volume	$10,337	$75,633	$48,827	$277,864
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
   Three Months Ended September 30, 2010 versus 2009
The Commercial Health Division reported earned premium revenue of $176.8 million during the three months ended September 30, 2010 compared to $237.9 million in the corresponding period of 2009, a decrease of $61.1 million or 26%, which is due to a decrease in policies in force. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume for business written by the Company’s insurance subsidiaries, from $75.6 million in 2009 to $10.3 million in 2010, due primarily to the distribution of products underwritten by non-affiliated carriers.
The Commercial Health Division reported operating income of $89.5 million in 2010 compared to operating income of $44.5 million in 2009, an increase of $45.0 million or 101%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2010 was 50.6% compared to the operating margin of 18.7% in 2009, which is generally attributable to a decrease in the loss ratio, as discussed below, and a decrease in underwriting, acquisition and insurance expenses.
The loss ratio for the quarter reflects an update to the completion factors used at the end of the third quarter of 2010 to reflect more recent patterns of claim payments. The majority of the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim, as well as the dates a payment is made against the claim. Through September 2010, the Company has seen an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, in the third quarter of 2010, the Company used more recent experience to develop the completion factors for the current reporting period, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. The Company will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact (if any) that Health Care Reform Legislation may have on the completion factors. The decrease in loss ratio for the quarter also reflects the Company’s refinement of a previously estimated claims liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during the three months ended September 30, 2010, the Company recognized a decrease in claim liabilities of $15.9 million. Excluding the adjustments for completion factors and the refinement described above, the loss ratio for the quarter would have been approximately 59.4%.
Underwriting, acquisition and insurance expenses decreased by $38.6 million, or 49%, to $40.8 million in 2010 from $79.4 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Beginning in the fourth quarter of 2008, we initiated certain cost reduction programs which are being reflected as a decrease in the expense ratio. Furthermore, due to the commencement of the sale of the third-party health insurance products underwritten by non-affiliated insurance carriers, the average policy duration of the existing HealthMarkets carriers’ business has increased, which has caused a decrease in the overall effective commission rate. Generally, first year commission rates paid to agents are higher than renewal year commission rates.
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
   Nine Months Ended September 30, 2010 versus 2009
The Commercial Health Division reported earned premium revenue of $572.4 million during the nine months ended September 30, 2010 compared to $748.5 million in the corresponding period of 2009, a decrease of $176.1 million or 23.6%, which is due to a decrease in policies in force. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume for business written by the Company’s insurance subsidiaries, from $277.9 million in 2009 to $48.8 million in 2010, due primarily to the distribution of products underwritten by non-affiliated carriers.
The Commercial Health Division reported operating income of $187.9 million in 2010 compared to operating income of $108.9 million in 2009, an increase of $79.0 million or 72.5%. Operating margin for 2010 was 32.8% compared to the operating margin of 14.6% in 2009, which is generally attributable to a decrease in the loss ratio and a decrease in underwriting, acquisition and insurance expenses.
The loss ratio reflects an update to the completion factors used at the end of the third quarter of 2010 to reflect more recent patterns of claim payments. In response to these claim payment trends, in the third quarter of 2010, the Company used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. The decrease in loss ratio also reflects the Company’s refinement of a previously estimated claims liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during the nine months ended September 30, 2010, the Company recognized a decrease in claim liabilities of $19.6 million. Excluding the adjustments for completion factors and the refinement described above, the loss ratio for the nine months ended September 30, 2010 would have been approximately 58.0%.
Underwriting, acquisition and insurance expenses decreased by $115.9 million, or 45.5%, to $139.5 million in 2010 from $255.4 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. We initiated certain cost reduction programs beginning in the fourth quarter of 2008, which are being reflected as a decrease in the expense ratio. Furthermore, due to the commencement of the sale of the third-party health insurance products underwritten by non-affiliated insurance carriers, the average policy duration of the existing HealthMarkets carriers’ business has increased, which has caused a decrease in the overall effective commission rate. Generally, first year commission rates paid to agents are higher than renewal year commission rates.

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
Set forth below is certain summary financial and operating data for Insphere for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenue
Commission revenue	$10,014	$—	$21,647	$—
Investment income	139	—	247	—
Other income	1,358	—	2,630	—

Total revenue	11,511	—	24,524	—
Expenses
Commission expenses	6,166	—	12,776	—
Agent incentives	6,167	155	18,990	155
Other expenses	22,519	3,687	62,620	3,687

Total expenses	34,852	3,842	94,386	3,842

Operating loss	$(23,341)	$(3,842)	$(69,862)	$(3,842)

   Three and Nine Months Ended September 30, 2010
Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are purchased through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance product and the particular insurance company underwriting the policy. During the three and nine months ended September 30, 2010, the Company earned commission revenue of approximately $10.0 million and $21.6 million, respectively, of which $1.6 million and $3.0 million were generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries.
For the three and nine months ended September 30, 2010, Insphere reported other expenses of $22.5 million and $62.6 million, respectively. Other expenses associated with Insphere are related to employee compensation, lead costs, costs associated with our new field offices and other expenses related to the continued development of Insphere.
During the three months ended September 30, 2010 the Company made the decision to consolidate some of its agent sales offices and therefore closed 22 leased facilities. During this period Insphere recorded a lease impairment charge in the amount of $1.2 million. Additionally, the Insphere business segment incurred costs during the quarter of $961,000 (excluding lease impairments) for the wind-down of Insphere Securities, Inc. related to employee termination costs, write-down of fixed assets and intangible assets and operations termination costs. These charges are reflected in “Other expenses” in the table above.
Corporate
Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating income (loss) at Corporate for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Operating income (loss):
Investment income on equity	$3,220	$2,969	$10,737	$6,703
Net investment impairment losses recognized in earnings	(765)	—	(765)	(4,078)
Realized gains, net	1,225	795	3,866	2,350
Interest expense on corporate debt	(7,375)	(7,559)	(22,835)	(24,386)
Student loan operations	(64)	(279)	(185)	(258)
General corporate expenses and other	(29,329)	(12,670)	(56,144)	(33,494)

Operating loss	$(33,088)	$(16,744)	$(65,326)	$(53,163)

   Three Months Ended September 30, 2010 versus 2009
Corporate reported an operating loss in 2010 of $33.1 million compared to $16.7 million in 2009 for an overall increase in the operating loss of $16.4 million. The change in operating loss is primarily due to the following items:
•
The Company recognized an impairment loss of $765,000 on one of its investments during the three months ended September 30, 2010. The Company did not incur any investment impairments during the three months ended September 30, 2009. The impairment charge resulted from other than temporary reductions in the fair value of the investment compared to the cost basis.

•
General corporate expenses and other increased by $16.7 million from the prior year. The increases in the expenses are primarily due to severance of $4.9 million, acceleration of stock awards expense of $8.4 and other compensation of $1.9 million associated with the previously announced changes to the Company’s executive management team.

   Nine Months Ended September 30, 2010 versus 2009
Corporate reported an operating loss in 2010 of $65.3 million compared to $53.2 million in 2009 for an overall increase in operating loss of $12.2 million. The change in operating loss is primarily due to the following items:
•
Investment income on equity increased by $4.0 million due to additional investment income earned on the Company’s equity method investments and the additional investment income of $3.7 million recognized in 2010 from the consolidation of Grapevine into the Company’s results of operations.

•
Net investment impairment losses recognized in earnings decreased by $3.3 million during the nine months ended September 30, 2010 compared the prior year period. The Company recognized impairment losses of $765,000 on other-than-temporary impairments on one security during the nine months ended September 30, 2010 compared to impairment losses of $4.1 million on 3 securities during the same period in 2009. The impairment charges resulted from other than temporary reductions in the fair value of these investments compared to the cost basis (see Note 3 of Notes to Consolidated Condensed Financial Statements for additional information).

•
Interest expense on corporate debt decreased by $1.6 million, from $24.4 million during the nine months ended September 30, 2009, to $22.8 million during the nine months ended September 30, 2010. This decrease is due to a lower interest rate environment in 2010 compared to 2009. However, partially offsetting this decrease was the additional interest expense of $3.6 million incurred during 2010 associated with the debt related to Grapevine.

•
General corporate expenses and other increased by $22.7 million from the prior year. The increases in the expenses are mainly due to an increase in employee termination cost of $5.0 million as the Company continues to align the workforce to current business levels. In addition, the Company incurred an increase in the expense primarily due to severance and stock based compensation expenses of $15.1 million associated with the previously announced changes to the Company’s executive management team.

The Company expects net investment income to decrease over the next eighteen months due to cash received from the maturity of higher yielding fixed income securities being reinvested into cash and short term investments to facilitate the repayment of the term loan maturing in 2012.
Disposed Operations
Our Disposed Operations segment includes our former Medicare Division and our former Other Insurance Division, as well as the disposition of other businesses prior to 2009.
The table below sets forth income (loss) for our Disposed Operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Medicare Insurance Division	$250	$2,584	$811	$(7,743)
Other Insurance Division	898	739	1,233	3,153
Life Insurance Division	13	(191)	(33)	(2,458)
Other disposed operations	(12)	(1)	(3)	176

Total Disposed Operations	$1,149	$3,131	$2,008	$(6,872)

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
The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		September 30,	December 31,
	Maturity Date		September 30, 2010		2010	2009
					(In thousands)
2006 credit agreement:
Term loan	2012		1.538	%(a)	$362,500	$362,500
$75 million revolver					—	—
Grapevine Note	2021		6.712%		72,350	—
Trust preferred securities:
UICI Capital Trust I	2034		3.876	%(a)	15,470	15,470
HealthMarkets Capital Trust I	2036		3.342	%(a)	51,550	51,550
HealthMarkets Capital Trust II	2036		8.367	%(a)	51,550	51,550

Total					$553,420	$481,070
Student Loan Credit Facility	(b	)	0.000	%(c)	70,400	77,350

Total					$623,820	$558,420

(a)	See Note 7 of Notes to Consolidated Condensed Financial Statements.

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
We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of September 30, 2010, HealthMarkets had a $75.0 million unused line of credit, of which $67.9 million was available to the Company. The unavailable balance of $7.1 million relates to letters of credit outstanding with the Company’s insurance operations.

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
Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $97.9 million. During the second quarter of 2010, one of the Company’s domestic insurance companies paid ordinary dividends totaling $49.5 million leaving a remaining amount for ordinary dividends of $48.4 million available on December 31, 2010.
As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries significantly in excess of minimum requirements.
HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $50 million Loan Agreement dated August 24, 2009. The Loan Agreement was amended on April 30, 2010, to increase the amount from $50 million to $100 million. As of September 30, 2010 and December 31, 2009, Insphere had an outstanding balance owed to HealthMarkets, LLC of $69.2 million and $19.6 million, respectively.
At September 30, 2010, HealthMarkets, Inc. and HealthMarket, LLC, in the aggregate, held cash and cash equivalents in the amount of $125.7 million.
Contractual Obligations and Off Balance Sheet Arrangements
A summary of HealthMarkets’ contractual obligations is included in the Company’s Annual Report on Form 10-K for the year ended December 31,2009. There have been no material changes in the Company’s contractual obligations or off balance sheet commitments since December 31, 2009.
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
Impact on Medical Loss Ratio from Update of Completion Factors
The majority of the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim, as well as the dates a payment is made against the claim.
The loss ratio for the quarter reflects an update to the completion factors used at the end of the third quarter of 2010 to reflect more recent patterns of claim payments. Through September 2010, the Company has seen an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, in the third quarter, the Company used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. The Company will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.
The decrease in loss ratio for the quarter also reflects the Company’s refinement of a previously estimated claim liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during the three months ended September 30, 2010, the Company recognized a decrease in claim liabilities of $15.9 million.
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

On January 1, 2010, the Company transferred a portion of the intangible asset related to SIR from the Commercial Health Division to Insphere as a result of the reorganization of the Company’s agent sales force and the launch of Insphere, with which these agents are now associated. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the Commercial Health Division will be amortized over a remaining period of 60 months. These changes resulted in an increase in “Underwriting, insurance and acquisition expense” on the consolidated condensed statement of income of $315,000 and $1.2 million for the three and nine months ended September 30, 2010. The Company recorded amortization expense associated with other intangible assets of $696,000 and $2.3 million for the three and nine months ended September 30, 2010, respectively.
Student Loans
In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), and the related student association. The Stock Purchase Agreement was terminated in 2009 and the closing of this transaction did not occur. In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of September 30, 2010, approximately $1.9 million of student loans have been funded.
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
The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2010. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to various material legal proceedings, which are described in Note 10 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings, after consideration of applicable reserves and/or potentially available insurance coverage benefits, will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 1A. RISK FACTORS
Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in Part I, Item 1A. — Risk Factors, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and the quarter ended June 30, 2010 (collectively the “Quarterly Reports”) which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, as updated by the Quarterly Reports, are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Company has not experienced material changes to the risk factors disclosed in its Annual Report on Form 10-K, as updated by the Quarterly Reports, except that we have modified the risk factor relating to the material amount of our outstanding debt, as set forth below.
We have a material amount of debt outstanding that contains restrictive covenants and our inability to service and repay our debt obligations could have a material adverse effect on our financial condition and results of operations
We have a material amount of debt outstanding (see Note 7 of Notes to Consolidated Financial Statements). In connection with the Merger on April 5, 2006, HealthMarkets, LLC entered into a credit agreement providing for, among other things, a $500 million term loan facility. The term loan facility will expire on April 5, 2012. At September 30, 2010, $362.5 million remained outstanding on the term loan facility, which indebtedness bears interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. Our indebtedness could have an adverse effect on our business and future operations, including requiring us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund working capital, capital expenditures and general operating requirements; increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business; placing us at a competitive disadvantage compared to competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes. In addition, the credit agreement requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments or other restricted payments, sell or otherwise dispose of assets and engage in certain other activities. The credit agreement also establishes a number of financial covenants, including maximum total leverage ratio requirements and minimum adjusted statutory surplus requirements. The restrictive covenants under our credit agreement could restrict our ability to pursue our business strategies. Any failure to comply with these restrictive covenants could result in an event of default under the credit agreement which could have a material adverse effect on our financial condition and results of operations. We believe that we will be in position to repay the term loan facility at maturity. However, our ability to repay this facility depends upon certain factors beyond our control, including receipt of regulatory approvals required to access capital from our insurance subsidiaries through extraordinary dividends. In addition, we cannot fully anticipate the future condition of the Company or the credit markets and we may have unexpected costs and liabilities. There can be no assurance that we will be successful in our efforts to repay the terms loan facility or, in the absence of repayment, renew, extend or refinance our debt, and if we are not successful, our liquidity and financial condition would be significantly adversely impacted. If it becomes necessary to renew, extend or refinance our debt, due to our credit rating, the current economic conditions or the credit market environment, we may not be able to do so and, if we are able to do so, the terms are expected to be less favorable than those of the current term loan facility and may impose additional financial risks to our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2010, the Company issued an aggregate of 76,140 unregistered shares of its Class A-1 common stock to an executive officer of the Company. In particular, an executive officer of the Company purchased 76,140 shares of the Company’s Class A-1 common stock for aggregate consideration of $558,867.60 (or $7.34 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
Issuer Purchases of Equity Securities
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended September 30, 2010:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program
7/1/10 to 7/31/10	—	—	—	—
8/1/10 to 8/31/10	5,723	$7.34	—	—
9/1/10 to 9/30/10	14,925	7.34	—	—

Totals	20,648	$7.34	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 20,648 shares purchased from former or current employees of the Company.
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended September 30, 2010:

			Total Number of Shares
	Total Number of		Purchased as Part of	Maximum Number of Shares
	Shares	Average Price	Publicly Announced Plans	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	or Programs	Under The Plan or Program
7/1/10 to 7/31/10	2,578	$7.00	—	—
8/1/10 to 8/31/10	59,302	7.34	—	—
9/1/10 to 9/30/10	29,295	7.34	—	—

Totals	91,175	$7.33	—	—

(1)
The number of shares purchased other than through a publicly announced plan or program includes 91,175 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description
10.1	Letter Agreement, dated as of August 27, 2010, amending the terms of the Employment Agreement between HealthMarkets, Inc. and Steven P. Erwin, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 27, 2010, File No. 001-14953, and incorporated by reference herein.

10.2	Employment Agreement, effective as of September 24, 2010, between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.3	Nonqualified Stock Option Agreement, effective as of September 27, 2010, between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.4	Restricted Share Agreement, effective as of September 27, 2010, between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.5	Form of Subscription Agreement between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.6	Transition Agreement, effective as of September 27, 2010, between HealthMarkets, Inc. and Phillip J. Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.7	Employment Agreement, dated as of October 26, 2010, between HealthMarkets, Inc. and B. Curtis Westen filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 26, 2010, File No. 001-14953, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip J. Hildebrand, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Phillip J. Hildebrand, Chief Executive Officer of HealthMarkets, Inc. and K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: November 11, 2010	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
Chief Executive Officer

Date: November 11, 2010	/s/ K. Alec Mahmood
K. Alec Mahmood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)