Form 10-K
period 2010-12-31
HealthMarkets, Inc.
filed 2011-03-16
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of February 18, 2011, there were 28,256,029 outstanding shares of Class A-1 common stock and 2,762,100 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III.

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

Introduction

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)

Through our insurance subsidiaries, we issue primarily health insurance policies, covering individuals, families, the self-employed and small businesses, and supplemental products. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia, and all states except Maine, New Hampshire, New York and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont.

Beginning in 2009 and continuing in 2010, the Company experienced significant strategic changes, primarily in connection with the launch and development of its Insphere insurance agency. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution of small business and middle-income market life, health, long-term care and retirement insurance through a portfolio of products from nationally recognized insurance carriers. As of December 31, 2010, Insphere had approximately 2,950 independent agents, of which approximately 1,800 agents on average write health insurance applications each month, and offices in over 33 states. Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies.

Historically, the Company maintained a dedicated agency sales force that distributed products underwritten exclusively by the Company’s own insurance subsidiaries. The development of Insphere as an independent career-agent distribution company, and the sale by Insphere agents of third party products, represents a significant shift in the Company’s corporate strategy. We are now generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental insurance products underwritten by the Company’s insurance subsidiaries, third-party health insurance products underwritten by non-affiliated insurance companies and association products. In 2010, we discontinued the sale of the Company’s traditional “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states in which Insphere does not have access to third-party health insurance products. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment, in March 2010, of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans, and to underwrite and distribute its own health benefit plans in a limited number of states.

The Company operates four business segments: the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division, as well as the residual operations from the disposition of other businesses prior to 2010. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Our principal executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners (the “Private Equity Investors”). As of December 31, 2010, approximately 85.8% of our common equity securities were held by the Private Equity Investors, with the balance of our common equity securities held by current and former members of management and independent insurance agents through the HealthMarkets, Inc. InVest Stock Ownership Plan. As such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic filings with the United States Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our web site at www.healthmarketsinc.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Ratings

Insurance Companies

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

Commercial Health Division

Through our Commercial Health Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. These products are issued by our subsidiaries, MEGA, Mid-West and Chesapeake and are distributed by the Insphere independent agent sales force. The Commercial Health Division generated revenues of $798.7 million, $1.1 billion and $1.2 billion, representing 93%, 98% and 88% of our total revenue from continuing operations in 2010, 2009 and 2008, respectively. We currently have approximately 323,000 members insured or reinsured by the Company.

Health Insurance Products

The health insurance products underwritten by our insurance company subsidiaries are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and plans with preferred provider organization (“PPO”) features, in which benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. Many of these plans are of a “scheduled benefit” nature and, as such, provide benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. For example, our basic hospital-medical expense plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum.

These products are available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient, accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. Historically, our scheduled/basic plans were offered with an optional benefit, the Accumulated Covered Expense (“ACE”) rider, that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. The rider pays benefits at 100% after the stop loss amount is reached, up to the aggregate maximum amount of the contract for expenses covered by the rider.

In the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s “scheduled benefit” health insurance products and significantly reduce the number of states in which the Company would market its health benefit plans in the future. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing all of its health benefit plans, in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. These actions reflect a number of factors, including (1) the Company’s evaluation of National Health Care Reform Legislation which, among other things, requires a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011 and eliminates most annual caps on benefits - an important feature of our “scheduled benefit” products; (2) the Company’s decision to focus on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of third-party health insurance products underwritten by non-affiliated insurance companies, supplemental insurance products underwritten by the Company’s insurance subsidiaries (which are generally not subject to the requirements of the Health Care Reform Legislation) and association products; and (3) the fact that in the states where third party health insurance plans distributed by Insphere have been introduced, they have, to a great extent, replaced the sale of the Company’s own health benefit plan offerings.

The Company continues to maintain a significant in-force block of health benefit plans, and to underwrite and distribute its own health benefit plans in a limited number of states. The Company intends to make all adjustments to this business as may be required by the Health Care Reform Legislation or legislation that may be adopted in certain states (such as California, Maine and Massachusetts) that could potentially require benefit modifications in this business. We expect that maintenance of the Company’s in-force block of health benefit plans, at current levels, will present significant challenges resulting from, among other things, competitive pressure due to the shift in our distribution focus toward third-party product sales, and changes resulting from Health Care Reform Legislation, including, but not limited to, the creation of health insurance exchanges with standardized plans and potential guarantee issue of coverage for the individual and small group markets. These plans may be an attractive option for our existing customers and cause them to cancel their coverage with us.

We expect the size of our in-force block of health benefit plans to diminish over time and, as a result, we anticipate declines in premium revenue and underwriting profits associated with our in-force block. We do not expect these earnings to be replaced fully by premium revenue and underwriting profits associated with our supplemental insurance product offerings, or by commission revenue generated from Insphere distribution — particularly in the early stages of Insphere’s operation — which will make it difficult to support administrative expenses at current levels. To better align expenses in light of dropping enrollment levels, the Company has been pursuing initiatives to significantly reduce administrative expenses, including but not limited to reductions in its workforce, consolidation of certain administrative functions and the reorganization of Insphere’s field structure to make it more efficient, and we expect initiatives of this nature to continue in the future.

Supplemental Products

We have also developed and offer supplemental product lines designed to further protect against risks to which our customer is typically exposed. These products are sold to purchasers of the Company’s health benefit plans, as well as to purchasers of third party products underwritten by non-affiliated insurance carriers that are distributed by Insphere. They are also sold on a stand-alone basis. These products are primarily underwritten by Chesapeake. In the third and fourth quarters of 2010, Chesapeake introduced an extensive supplemental product portfolio in approximately 33 states and intends to add additional states in the future. Our supplemental product offerings include the following:

•	Dental products: The Company offers a three-level dental product suite, ranging from a preventive care only option to a more costly option featuring broader benefits such as orthodontic coverage.

•	Vision products: Benefits offered by our vision products include an annual comprehensive eye examination, low co-payments on various lens types and discounts on vision products and services.

•	Disability: Our disability products provide income protection against short-term disability (lasting from 6 to 36 months) resulting from an accident or illness, with benefits ranging from $500 to $2,500 per month.

•	Critical illness products: Our critical illness products provide a lump sum benefit (ranging from $5,000 to $60,000) for the first diagnosis of a specified disease/condition (including, but not limited to, cancer, heart attack, stroke and end stage renal disease) or major organ transplant. We also offer a separate cancer policy providing a lump sum benefit (ranging from $10,000 to $60,000) for the first diagnosis of internal cancer.

•	Accident lump sum products: Our accident lump sum products pay a lump sum benefit (ranging from $5,000 to $25,000) for hospitalization due to an accident.

•	Hospital indemnity products: Our hospital indemnity products provide a daily benefit (ranging from $500 to $1,000 per day) for medically necessary inpatient confinements.

•	Bundled/Multi-Benefit Products: We have also developed supplemental insurance “packages” that combine benefits from several supplemental products, including packages providing an array of benefits, across a number of services and conditions, to meet the most common range of consumer needs.

We believe that Chesapeake offers one of the largest portfolio of individual supplemental products in the market. In the future, we expect to place an increasing emphasis on our supplemental product offerings, which are generally not subject to national health care reform legislation.

Association Products

Historically, a substantial portion of the products offered by our insurance subsidiaries were issued to members of independent membership associations that act as the master policyholder for such products, including the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. Beginning in 2010, in the limited number of states where the Company’s insurance subsidiaries continue to offer its health benefit plans, these plans are offered to the individual market directly and not through associations. Association products continue to be offered, on both a stand-alone basis and sold together with health benefit plans, through Insphere (See “Insphere Insurance Solutions, Inc.” discussion below).

Marketing and Sales

Historically, the Company maintained a dedicated agency sales force consisting of UGA — Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”) (the principal marketing divisions of MEGA and Mid-West, respectively). In the fourth quarter 2008, we initiated efforts to reorganize UGA and Cornerstone into a single agency department. Efforts were made in the third and fourth quarters of 2009 for the 2010 launch of Insphere to reorganize the sales force into an independent career-agent distribution company. Beginning in 2010, all of the health insurance products issued by our insurance subsidiaries are sold through independent agents contracted with Insphere who are compensated based upon level of sales production. Each of the Company’s insurance subsidiaries maintains a distribution agreement with Insphere for the sale of its insurance products. Insphere also distributes products underwritten by non-affiliated insurance companies through its contracted agents.

We believe that providing agents with “qualified leads” enables them to achieve a higher close rate than with unqualified prospects. In connection with the launch of Insphere and reorganization of the Company’s sales force, on December 31, 2009, the Company dissolved its former HealthMarkets Lead Marketing Group Inc. (“LMG”) subsidiary. LMG previously served as the Company’s direct marketing group and generated membership sales prospect leads for use by the Company’s contracted agents. Insphere now obtains leads for its contracted agents from third party sources.

Policy Design and Claims Management

The “scheduled benefit” health insurance products underwritten by the Company’s insurance subsidiaries are principally designed to limit coverage to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins.

We have also developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price the insurance products underwritten by the Company’s insurance subsidiaries.

We maintain an administrative center with underwriting, claims management and administrative capabilities. Beginning in 2009 and continuing in 2010, the Company outsourced many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to third parties, including parties who may perform these functions offshore. The Company retains ultimate responsibility for ensuring that these functions are performed in a timely and appropriate manner. With respect to the administrative capabilities that the Company has retained, we continue to evaluate opportunities to subcontract additional services of this nature on an ongoing basis. If the Company determines that these functions can be performed effectively and more efficiently by third parties, it may choose to subcontract these functions.

Provider Network Arrangements and Cost Management Measures

The Company’s insurance subsidiaries utilize a number of cost management programs to help them and their customers control medical costs. These measures include maintaining contracts with selected PPO provider networks through which our customers may obtain discounts on hospital and physician services that would otherwise not be available. Provider networks are made available on a regional basis, based on the coverage and discounts available within a particular geographic region. In situations where a customer does not obtain services from a contracted provider, the Company applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas. We believe that access to provider network contracts is an important factor in controlling medical claims costs, since there is often a significant difference between a network-negotiated rate and the non-discounted rate.

The Company utilizes other means to control medical costs, including providing customers with access to “supplemental” network discounts if savings are not obtained through a primary provider network contract; use of pre- and post-payment fee negotiation services; the use of code editing programs that evaluate claims prior to adjudication for inappropriate billing; and the use of third-party fraud detection and prevention programs. In addition, to control prescription drug costs, the Company maintains a contract with a pharmacy benefits management company that has participating pharmacies nationwide. We also utilize copayments, coinsurance, deductibles and annual limits to manage prescription drug costs.

Insphere Insurance Solutions, Inc.

During the second quarter of 2009, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”), a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is an authorized insurance agency in 50 states and the District of Columbia, specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere operates through independent insurance agents and is managed by licensed insurance agents employed by Insphere. Many of Insphere’s independent agents were previously associated with the Company’s UGA-Association Field Services (formerly the principal marketing division of MEGA) and Cornerstone America (formerly the principal marketing division of Mid-West). (See “Marketing and Sales” discussion above.) Effective January 1, 2010, the field leadership hierarchy of the Insphere sales force was reorganized into separate geographical regions, each led by an Insphere Zone Manager, with several Agency Managers under each Zone Manager. Zone Managers and Agency Managers are full-time, salaried employees of Insphere, responsible for agent recruiting, training, and oversight activities. Sales Leaders and writing agents, who operate under Agency Managers, remain independent contractors, responsible for sales production. In January 2011, Insphere had a force of approximately 2,950 independent agents, of which 1,800 agents on average write health insurance applications each month and office in over 33 states. We believe that Insphere is one of the largest independent, career agent insurance distribution groups in the country and we are actively seeking to expand the size of the agency in 2011.

The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents are Insphere’s commission levels and practices regarding advances on commissions, the availability of the HealthMarkets, Inc. InVest Stock Ownership Plan, the quality and diversity of the products available in Insphere’s portfolio, training opportunities, agent incentives and support. Agents participate in a training program tailored by product. Classroom and field training, with respect to product content, is required and made available to the agents under the direction of Insphere. The support available to agents includes an integrated technology platform designed to support end-to-end agent functions (including business leads, point-of-sale tools and business quoting and enrollment) and optimize the agent experience with Insphere. We believe that the technology platform made available to agents differentiates Insphere from other sales agencies and helps Insphere attract and retain agents.

Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company (“Golden Rule”), Humana and Aetna, for which Insphere distributes individual health insurance products. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. In 2010, Insphere’s sale of health benefit plans underwritten by these third-party carriers, in the aggregate, exceeded the sale of the Company’s own health benefit plans by nearly an eight-to-one margin. We believe that Insphere is currently the largest third party distributor of individual health benefit plans for Golden Rule and Aetna. In the fourth quarter of 2010, Insphere entered into a marketing agreement with Humana for the sale of Medicare Advantage, Medicare Advantage with Prescription Drug Coverage, Prescription Drug and Medicare Supplement plans. Insphere also distributes supplemental insurance, life and annuity, long-term care and retirement insurance products for a variety of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. These products are sold both on a stand-alone basis and to purchasers of health benefit plans underwritten by non-affiliated insurance companies or the Company’s insurance subsidiaries. In the fourth quarter of 2010, Insphere broadened its supplemental product portfolio to include several return of premium supplemental products, including a cancer product. Insphere continues to evaluate new distribution opportunities on an ongoing basis and intends to continue expanding its portfolio and the size of its field force by developing additional marketing arrangements. Insphere’s marketing agreements are generally non-exclusive and terminable on short notice by either party for any reason.

Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are purchased through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance and the particular insurance company underwriting the policy. As a result of certain changes arising from Health Care Reform Legislation, including the 80% minimum medical loss ratio requirement, many of the carriers with which Insphere does business, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. At this time, we are not able to project with certainty the full extent to which this will impact our revenues and results of operations, but the impact is expected to be significant. (See “Regulatory and Legislative Matters” discuss below).

In 2010, Insphere entered into agreements with independent membership associations — AAS and AFS — pursuant to which Insphere’s agents act as field service representatives for the associations. These agreements provide Insphere with the exclusive right to distribute association products for AAS and AFS. In this capacity, Insphere’s agents enroll new association members and provide membership retention services. Insphere receives compensation from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits. In 2011 and future years, we expect the sale of these association products to be a substantial contributor to the Company’s cash flow. Members of the associations pay a monthly fee for membership, in exchange for which they receive savings on a variety of benefits and services, including business benefits (e.g. tax printing and legal services), consumer benefits (e.g. rental car, travelers auto insurance, apparel, hotel and amusement park discounts) and health benefits. In the third quarter of 2010, Insphere began distributing a new, higher premium “Consumer Freedom” association product, which provides enhanced insurance benefits on a guaranteed issue basis, including a life insurance benefit of $25,000; a critical illness benefit of $15,000; an accident benefit of $20,000; and increased daily benefits on hospital confinement and emergency room services. The Consumer Freedom association product, which is offered on a “stand-alone” basis (i.e. is available without an accompanying health benefit plan), expands Insphere’s association product portfolio and provides enhanced commission opportunities for Insphere’s agents. Insphere evaluates association product opportunities on an ongoing basis and may, in the future, offer additional products including, but not limited to, senior market products and high-end business products.

Disposed Operations

We exited the Medicare Advantage market as an underwriter, sold ZON-Re USA, LLC (“ZON-Re”) and disposed of the business associated with our Life Insurance Division because they were not part of the fundamental long term focus of the Company. We are now generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental insurance products underwritten by the Company’s insurance subsidiaries, third-party health insurance products underwritten by non-affiliated insurance companies and association products.

•	The Other Insurance Division consisted of ZON-Re, an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re, LLC which closed effective June 30, 2009. The Company continues to reflect the existing insurance business in its financial statements to final termination of substantially all liabilities.

•	In 2007, we initiated efforts to expand into the Medicare market as an underwriter. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services. In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year.

•	On September 30, 2008, we exited our Life Insurance Division business through a reinsurance transaction pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Life Insurance Division, effective July 1, 2008. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $8.5 million loss recorded in “Realized gains, net” in the Company’s consolidated statement of operations for the year ended December 31, 2008.

Ceded Reinsurance

The Company’s insurance subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. Reinsurance agreements are intended to limit an insurer’s maximum loss. Historically, we used reinsurance for our health insurance business for limited purposes only. However, as a result of the implementation of Health Care Reform Legislation and the elimination of most annual limits on essential benefits covered by the policies, the Company intends to seek excess-of-loss reinsurance for portions of its health benefit plan business affected by the new federal requirements. With respect to life insurance policies, the maximum retention by MEGA, Mid-West and Chesapeake on one individual is generally $200,000. In connection with the sale of our former Life Insurance Division business, substantially all of the insurance policies associated with the Life Insurance Division were reinsured by Wilton Reassurance Company or its affiliates on a 100% coinsurance basis, effective July 1, 2008.

Competition

We compete with other companies in each of our lines of business. With respect to the business of our Commercial Health Division, the market is characterized by many competitors, and our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/Blue Shield plans in the states in which we write business. Competition is based on a number of factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. Some of our competitors may offer a broader array of products than our insurance subsidiaries, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing, have lower cost structures or, with respect to insurers, have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have entered the market for individual health insurance products.

With respect to Insphere, we compete for business, as well as for agents and distribution relationships, with other distributors. The business in which Insphere engages is highly competitive and there are many insurance agencies, brokers and intermediaries who actively compete with Insphere. We also compete with insurance companies that sell their products directly to customers, and do not use or pay commissions to third-party agents or brokers. In addition, the Internet continues to be a source for direct placement of business and creates additional competition for Insphere. Government benefits relating to health, disability and retirement are alternatives to private insurance and may indirectly compete with our businesses. Insphere believes that it can remain competitive due to several factors, including its size, the level of training and support provided to its agents, including technology-based support, compensation levels and the availability of the HealthMarkets, Inc. InVest Stock Ownership Plan. However, if Insphere is unable to appropriately address competitive challenges, its business could be adversely affected.

Regulatory and Legislative Matters

National Health Care Reform Legislation

In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to health insurance carriers doing business with Insphere. While not all-inclusive, the following material provisions of the Health Care Reform Legislation are subject to ongoing evaluation by the Company:

•	establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum;

•	expansion of dependent coverage to include adult children up to age 26;

•	elimination of most annual and all lifetime caps on benefits;

•	elimination of pre-existing condition exclusions for certain dependents;

•	requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk;

•	payment of first dollar preventive care benefits for non-grandfathered business;

•	establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements;

•	creation of health insurance exchanges (currently expected to be effective in 2014) with standardized plans and potential guarantee issue of coverage requirements for the individual and small group markets, which plans may be an attractive option for our existing customers and cause them to cancel their coverage with us;

•	prohibitions on most policy rescissions;

•	significant annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes; and

•	limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers.

Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of certain final regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known.

However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.

In addition, the Health Care Reform Legislation has been the subject of litigation in a number of federal district courts challenging the constitutionality of all or certain aspects of the legislation including, among other things, the “individual mandate” element of the legislation which requires individuals to purchase health insurance coverage or become subject to penalties. To date, the results of such challenges have been mixed, but in some cases, the district court found the entire legislation, or certain elements thereof, to be unconstitutional. These proceedings are subject to appeal and we cannot predict the outcome of these proceedings or certain legislative efforts in Congress that may attempt to withhold funding necessary to implement the Health Care Reform Legislation, amend the legislation or repeal it.

Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, including but not limited to those mentioned above, certain elements of this legislation could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines, lead to lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.

With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. As a result of these requirements, our insurance subsidiaries have reduced the level of commissions paid to the agents who distribute their health benefit plans which may, in part, mitigate the impact of the minimum loss ratio requirements. The 80% minimum medical loss ratio for the individual market is subject to adjustment by the Department of Health and Human Services (“HHS”), on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. In response to a request by the Maine Bureau of Insurance (“MBI”), on March 8, 2011, HHS granted an adjustment to the MLR standard applicable to the individual health insurance market in Maine. As a result, the 80% MLR standard will be adjusted to 65% for the reporting years 2011, 2012 and 2013 (with the adjustment for 2013 subject to MBI providing updated data in 2012 that indicate a continued need for such an adjustment). In granting the adjustment, HHS agreed with the reasoning that led to MBI’s conclusion that application of the 80% MLR standard in Maine has a reasonable likelihood of destabilizing the Maine individual health insurance market. HHS has issued interim final rules addressing certain material aspects of this requirement, including those which help define which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation and which taxes, fees and assessments may be excluded from premium calculations. These interim final rules have been subject to public comments, but final rules are pending. Subject to the outcome of final rulemaking, a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to issue rebates to customers, discontinue the underwriting and marketing of individual health insurance and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements.

In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. In order to comply with the 80% minimum medical loss ratio requirement, many of these carriers, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. As a result of these reductions, Insphere has lowered the level of commissions paid to its agents for the sale of products underwritten by these carriers. At this time, we are not able to project with certainty the full extent to which the minimum medical loss ratio requirement will impact our revenues and results of operations, but the impact is expected to be material.

To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to the changes discussed above, plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing.

Health Insurance Product Sales

As a result of the enactment of Health Care Reform Legislation, as well as the growing emphasis on the distribution of third party products through Insphere, in the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s traditional “scheduled benefit” health insurance products. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing all of its health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party health benefit plans. (See “Commercial Health Division — Health Insurance Products” discussion above).

State Insurance Regulation

HealthMarkets Insurance Subsidiaries

Our insurance subsidiaries and the products they offer are subject to extensive regulation in their respective state of domicile and the other states in which they do business. Insurance statutes typically delegate broad regulatory, supervisory and administrative powers to each state’s commissioner of insurance. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms and mandating benefits with respect to certain medical conditions or procedures; claims payment practices, including prompt payment of claims and independent external review of certain coverage decisions; licensing of insurance agents and the regulation of agent conduct; the amount and type of investments that the insurance subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital requirements; and mandatory participation in, and assessments for, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors. The level and scope of these state regulatory activities may be impacted by Health Care Reform Legislation. For example, we expect that state policies with respect to premium rate increases may become more restrictive as a result of the Health Care Reform Legislation.

To the extent not addressed by federal legislation, various states have, from time to time, proposed and/or enacted changes to the health care system that could affect the relationship between health insurers and their customers. For example, Massachusetts law requires all residents to obtain minimum levels of health insurance and requires employers with 11 or more full time employees to pay an assessment if they do not offer health insurance to these employees. Other states have adopted or proposed laws intended to require minimum levels of health insurance for previously uninsured residents, including “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. We expect state legislatures to continue pursuing such initiatives, depending on whether changes of this nature occur in connection with national health care reform. We cannot predict with certainty the effect that proposed state legislation, if adopted, could have on our insurance businesses and operations.

The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims as a percentage of earned premiums. To the extent not addressed by federal legislation, a number of states are considering the adoption of, or have adopted, laws that would mandate minimum loss ratios, or increase existing minimum loss ratios, for our health benefit plans. States may also adopt minimum loss ratios applicable to health benefit plans that are higher than those established by federal legislation, or applicable to supplemental insurance products that are generally not subject to Health Care Reform Legislation. We expect state legislatures to continue pursuing such initiatives, depending on whether changes in minimum loss ratios occur in connection with national health care reform. Certain of these changes could have a material adverse effect on our financial condition and results of operations by resulting in a narrowing of profit margins or preventing us from doing business in certain states. We evaluate legislative developments regarding mandatory loss ratios and other matters on an ongoing basis. If we determine that the legislative or regulatory environment in a particular state prevents us from doing business in the state on a profitable basis, we may determine that it is in the Company’s best interest to cease doing business in that state. As previously reported, the Company and the Washington State Insurance Commissioner have engaged in discussions regarding the Company’s non-renewal of its health benefit plans, and withdrawal from the market, for reasons having to do with (among other things) the Company’s use of a particular policy form and the minimum loss ratio applicable to the Company’s individually underwritten association group business. The Company currently has over 8,000 certificate holders in Washington State. Discussions with the Washington State Insurance Commissioner are ongoing, pending finalization of applicable regulations necessary to fully assess the impact of national health care reform.

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

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2010, the risk-based capital ratio of each of our insurance subsidiaries exceeded the ratio for which regulatory corrective action would be required. The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

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

Various state insurance laws and regulations restrict or limit the manner in which health insurance plans and supplemental health products may be offered, marketed or sold. Life products, long-term-care products, disability products and annuities are subject to additional marketing laws and regulations, such as requirements for disclosures or prohibiting certain terminology during marketing presentations. Failure to comply with all applicable marketing laws and regulations could subject Insphere and its agents to fines, penalties, cease and desist orders, and loss of licensure by state insurance departments and by some state attorneys general, as well as result in possible litigation exposure for Insphere and its agents. We expect Insphere to begin marketing additional product lines in the future which will present additional regulatory requirements on Insphere and its agents.

State Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The Oklahoma Insurance Department (the domiciliary regulator of MEGA, Chesapeake and HealthMarkets Insurance Company (“HMIC”)) and the Texas Department of Insurance (the domiciliary regulator of Mid-West) conduct regularly scheduled financial exams of the insurance subsidiaries. On July 27, 2010, the Oklahoma Department of Insurance commenced a triennial financial examination of MEGA, Chesapeake and HMIC for the exam period ended December 31, 2009. The Company is awaiting a draft of these financial exam reports.

State insurance departments periodically conduct, and will continue to conduct, market conduct examinations of HealthMarkets’ insurance subsidiaries. As reported in Note 16 of the Notes to Consolidated Financial Statements, such examinations have included the multi-state market conduct examination of MEGA, Mid-West and Chesapeake for the examination period January 1, 2000 through December 31, 2005, settled effective August 15, 2008 and the market conduct examination of MEGA, Mid-West and Chesapeake by the Massachusetts Division of Insurance, resulting in a 2006 regulatory settlement agreement, and subsequent re-examination of certain key provisions of the regulatory settlement agreement commencing in January 2009, which was settled on August 26, 2009. In addition to the examinations reported in Note 16, the Company’s insurance subsidiaries are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. In addition, Insphere could be subject to a market conduct examination as a result of its sales activities with respect to a non-affiliated insurance company. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products or impair the Company’s ability to sell insurance policies or retain customers, thereby adversely affecting its business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that the Company has engaged in improper conduct could also adversely affect its defense of various lawsuits.

Federal Regulation

In addition to Health Care Reform Legislation, federal legislation and administrative policies in several areas — including the Medicare program, HIPAA, ERISA, pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation — affect the insurance business. While the Company has taken what it believes are reasonable steps to ensure that it is in full compliance with these requirements, failure to comply could result in regulatory fines and civil lawsuits.

HIPAA and Other Privacy Regulations

The use, disclosure and secure handling of individually identifiable health information by our business is subject to federal regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, our privacy and security practices are subject to various state laws and regulations. HIPAA includes requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. In January 2009, the Department of Health and Human Services proposed new rules that would modify the current ICD-9 medical data code set standards and adopt new standards known as ICD-10 code sets, and would make related changes to the current HIPAA electronic transaction standards. The compliance date of the new ICD-10 code sets is October 1, 2013; the compliance date for the updated electronic transaction standards is January 1, 2012. We expect that the new standards required by these rules will require implementation of new software and changes to our systems and processes, the cost of which may be significant. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of the HIPAA regulations and expect to continue to incur costs to maintain compliance. HIPAA and other federal and state privacy regulations continue to evolve as a result of new legislation, regulations and judicial and administrative interpretations. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these requirements are ongoing. In addition to obligations on the part of the Company’s insurance subsidiaries, Insphere serves as a business associate of the non-affiliated insurance companies with which it does business. Insphere’s relationship with these non-affiliated insurance companies has added complexity to the Company’s privacy compliance obligations. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

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

CAN SPAM Act and Do Not Call Regulations

From time to time, the Company utilizes, either directly or through third party vendors, e-mail and telephone calls to identify prospective sales leads for use by our agents. The federal CAN SPAM Act, administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. The Company is also required to comply with federal “Do Not Call” regulations, enforced by the Federal Communications Commission, and state regulations regarding telemarketing, which require companies including insurers and insurance agencies to develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products. The Do Not Call regulations also contain prohibitions on unsolicited facsimiles. Insphere’s agents must be trained to comply with these CAN SPAM and Do Not Call requirements when marketing insurance products and association memberships. Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits.

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

Medicare

Insphere and its agents are subject to federal regulations as a result of the marketing of certain Medicare products for a non-affiliated insurance carrier. Medicare is a complex and highly regulated federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Failure to comply with applicable Medicare regulations could subject Insphere and its agents to a variety of fines and penalties.

Legislative Developments

In addition to the changes resulting, or expected to result, from National Health Care Reform Legislation, the federal and state governments continue to consider legislative and regulatory proposals that could materially impact health insurance companies and various aspects of the current health care system. Many of these proposals attempt to reduce the number of uninsured by increasing affordability and expanding access to health insurance. Some of the more significant legislative and regulatory developments that could potentially affect our business include the following:

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

We expect the trend of increased legislative activity concerning health care reform to continue and cannot predict with certainty the effect that such proposals, if adopted, could have on our health insurance business and operations. Changes in health care policy could significantly affect our business. Certain of the proposals, if adopted, could have a material adverse effect on our financial condition and results of operations.

Employees

We have approximately 800 employees at December 31, 2010. As discussed above in “Commercial Health Division — Health Insurance Products,” the Company has been pursuing initiatives to significantly reduce administrative expenses and expects initiatives of this nature to continue in the future. Since 2008, the Company has experienced a series of reductions to its workforce designed to better align this workforce to current business levels, properly manage the Company’s expenses and support the Company’s business strategy going forward. We believe that the Company’s relations with its remaining employees are generally good.

Executive Officers of the Company

The Chairman of the Company and all other executive officers listed below are elected by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Phillip J. Hildebrand	Director and Chief Executive Officer	58	Mr. Hildebrand has served as a Director and CEO of HealthMarkets, Inc. since June 2008. He served as President from September 2008 to September 2010. He also serves as a Director, Chairman and Chief Executive Officer of the Company’s insurance subsidiaries. Mr. Hildebrand also serves as a Director and Chief Executive Officer of the Company’s Insphere insurance agency subsidiary. Prior to joining the Company, from 1975 to 2006, Mr. Hildebrand held several senior management positions with New York Life Insurance Company before retiring in 2006 as Vice Chairman of the Board of Directors. Mr. Hildebrand currently serves as a Director of DJO Incorporated and previously served as a Director of New York Life subsidiaries in Hong Kong and Taiwan and of MacKay Shields — an institutional investment manager. Mr. Hildebrand also serves as a director of The American College, a non-profit private educational institution. He is also a past Director of the Million Dollar Round Table Foundation and LIMRA International.
Kenneth J. Fasola	Director, President and Chief Operating Officer	51	Mr. Fasola joined the Company in September 2010 as Director, President and Chief Operating Officer. He also serves as a Director, President and COO of the Company’s insurance subsidiaries and of the Company’s Insphere insurance agency subsidiary. From October 2009 to September 2010, Mr. Fasola held several executive and senior level management positions at Humana. Mr. Fasola served as Chief Executive Officer of Secure Horizons, the nation’s largest Medicare Advantage insurer, from February 2007 to September 2008; as CEO of UnitedHealth Group’s Central Region from August 2004 to February 2007, and as President of United Healthcare Lines of Business from January 2003 to August 2004. Mr. Fasola began his insurance career in sales with Blue Cross of Central Ohio before moving to Community Mutual Blue Cross and Blue Shield in Ohio where he served in sales management positions. Mr. Fasola serves on the boards of Pennsylvania State University, Schreyer Honors College and Connextions, Inc., a technology-based business process outsourcing firm.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

K. Alec Mahmood	Senior Vice President and Chief Financial Officer	40	Mr. Mahmood joined the Company in June 2007 as Senior Vice President of Budget, Planning and Analysis. He serves as Senior Vice President of the Company and was appointed to Chief Financial Officer on October 1, 2010. He currently serves as a Director, Senior Vice President and Chief Financial Officer of the Company’s insurance subsidiaries. He also serves as Senior Vice President, Chief Financial Officer and Treasurer of the Company’s Insphere insurance agency subsidiary. From July 2005 to April 2007, Mr. Mahmood held several senior level management positions at Coventry HealthCare, Inc., including Chief Operating Officer and Chief Financial Officer, Medicaid Division (Healthcare USA) and General Manager, Medicare Special Needs Plans Division. Mr. Mahmood served as Vice President of Financial Operations of Ardent Health Services, from 2003 to 2005. Prior to Ardent, Mr. Mahmood was at Health Net Inc. from 1999 - 2003 and served as Chief Financial Officer of Health Net’s Arizona Division and of its behavioral health subsidiary, MHN.
B. Curtis Westen	Executive Vice President and General Counsel	50	Mr. Westen has served as Executive Vice President and General Counsel of the Company since January 2009. He also serves as a Director, Executive Vice President and General Counsel of the Company’s insurance subsidiaries. Mr. Westen also serves as Executive Vice President and General Counsel of the Company’s Insphere insurance agency subsidiary. Prior to joining the Company, Mr. Westen served as Senior Vice President and Special Counsel of Health Net, Inc. from February 2007 to July 2007 and as Senior Vice President, General Counsel and Secretary of Health Net, Inc. and its predecessors from 1993 to February 2007.
Jack V. Heller	Senior Vice President and Chief Distribution Officer	49	Mr. Heller has served as a Senior Vice President of the Company since November 2008 and currently serves as its Chief Distribution Officer. Mr. Heller also serves as a Senior Vice President of the Company’s insurance subsidiaries and of the Company’s Insphere insurance agency subsidiary. He previously served as President of UGA -- Association Field Services (a former division of The MEGA Life and Health Insurance Company). Prior to joining the Company, he served for 11 years as a Regional Sales Leader for UGA.
Derrick A. Duke	Senior Vice President, Treasurer and Chief Investment and Corporate Development Officer	44	Mr. Duke joined the Company in May 2004 as Vice President and Chief Investment Officer. He currently serves as Senior Vice President, Treasurer and Chief Investment and Corporate Development Officer of the Company. Mr. Duke also serves as a Director, Senior Vice President, Treasurer and Chief Investment Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Duke served as Senior Vice President and Chief Investment Officer for a privately held insurance company from June 1989 to May 2004.

Item 1A.	Risk Factors

The following factors could impact our business and financial prospects:

Certain elements of national health care reform legislation could potentially have a material adverse effect on our financial condition and results of operations

In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to health insurance carriers doing business with Insphere. While not all-inclusive, the following material provisions of the Health Care Reform Legislation are subject to ongoing evaluation by the Company:

•	establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum;

•	expansion of dependent coverage to include adult children up to age 26;

•	elimination of most annual and all lifetime caps on benefits;

•	elimination of pre-existing condition exclusions for certain dependents;

•	requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk;

•	payment of first dollar preventive care benefits for non-grandfathered business;

•	establishment of specific benefit design requirements, rating and pricing limits, additional mandated benefits and guaranteed issue requirements;

•	creation of health insurance exchanges (currently expected to be effective in 2014) with standardized plans and potential guarantee issue of coverage requirements for the individual and small group markets, which plans may be an attractive option for our existing customers and cause them to cancel their coverage with us;

•	prohibitions on most policy rescissions;

•	significant annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes; and

•	limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers.

Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of certain final regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.

In addition, the Health Care Reform Legislation has been the subject of litigation in a number of federal district courts challenging the constitutionality of all or certain aspects of the legislation including, among other things, the “individual mandate” element of the legislation which requires individuals to purchase health insurance coverage or be subject to penalties. To date, the results of such challenges have been mixed, but in some cases, the district court found the entire legislation, or certain elements thereof, to be unconstitutional. These proceedings are subject to appeal and we cannot predict the outcome of these proceedings or certain legislative efforts in Congress that may attempt to withhold funding necessary to implement the Health Care Reform Legislation, amend the legislation or repeal it.

Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, including but not limited to those mentioned above, certain elements of this legislation could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines, lead to the lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.

With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. As a result of these requirements, our insurance subsidiaries have reduced the level of commissions paid to the agents who distribute their health benefit plans which may, in part, mitigate the impact of the minimum loss ratio requirements. The 80% minimum medical loss ratio for the individual market is subject to adjustment by the Department of Health and Human Services (“HHS”), on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. In response to a request by the Maine Bureau of Insurance (“MBI”), on March 8, 2011, HHS granted an adjustment to the MLR standard applicable to the individual health insurance market in Maine. As a result, the 80% MLR standard will be adjusted to 65% for the reporting years 2011, 2012 and 2013 (with the adjustment for 2013 subject to MBI providing updated data in 2012 that indicate a continued need for such an adjustment). In granting the adjustment, HHS agreed with the reasoning that led to MBI’s conclusion that application of the 80% MLR standard in Maine has a reasonable likelihood of destabilizing the Maine individual health insurance market. HHS has issued interim final rules addressing certain material aspects of this requirement, including those which help define which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation and the taxes, fees and assessment which may be excluded from premium calculations. These interim final rules have been subject to public comments, but final rules are pending. Subject to the outcome of final rulemaking, a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to issue rebates to customers, discontinue the underwriting and marketing of individual health insurance and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements.

In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. In order to comply with the 80% minimum medical loss ratio requirement, many of these carriers, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. As a result of these reductions, Insphere has lowered the level of sales commissions paid to its sales force for the sale of products underwritten by these carriers. At this time, we are not able to project with certainty the full extent to which the minimum medical loss ratio requirement will impact our revenues and results of operations, but the impact is expected to be material.

The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing.

National health care reform legislation could increase our cost structure, but impede our ability to obtain premium rate increases necessary to offset these costs.

Several aspects of the Health Care Reform Legislation are expected to increase our costs, including but not limited to elimination of most annual and all lifetime caps on the dollar value of benefits and elimination of pre-existing condition exclusions. Premium increases will be necessary to mitigate the impact these and other provisions of the Health Care Reform Legislation will have on our cost structure. Premium increases are generally subject to the approval of state insurance departments. In addition, recently proposed HHS rules, if implemented, would establish a federal premium rate review process for annual premium rate increases (generally, of 10% or more), which could make it more difficult to obtain approval of premium rate increases. The inability of our insurance companies to increase premiums rates to offset increases in their cost structure could have a material adverse effect on our financial condition and results of operations.

Changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products, or otherwise cease doing business, in certain states.

We conduct business in a heavily regulated industry. In addition to the national health care reform legislation discussed above, to the extent not addressed by federal legislation, various states have, from time to time, proposed and/or enacted changes to the health care system that could affect the relationship between health insurers and their customers (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). Many of these proposals attempt to reduce the number of uninsured by increasing affordability and expanding access to health insurance. Proposals include changes to minimum mandated loss ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. To the extent not addressed by federal legislation, a number of states are considering the adoption of, or have adopted, laws that would mandate minimum loss ratios, or increase existing minimum loss ratios, for our health benefit plans. States may also adopt minimum loss ratios applicable to health benefit plans that are higher than those established by federal legislation, or applicable to supplemental insurance products that are generally not subject to Health Care Reform Legislation. We expect state legislatures to continue pursuing such initiatives, depending on whether changes in minimum loss ratios occur in connection with national health care reform. Certain of these changes could have a material adverse effect on our financial condition and results of operations by resulting in a narrowing of profit margins or preventing us from doing business in certain states.

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

We expect state legislatures to continue pursuing such initiatives, depending on whether changes of this nature occur in connection with national health care reform. We cannot predict with certainty the effect that proposed state legislation, if adopted, could have on our insurance businesses and operations. Changes in health care policy could significantly affect our business. Certain of these proposals, if adopted, could have a material adverse effect on our financial condition and results of operations. Changes in the level of government regulation or in the laws and regulations themselves could substantially increase the costs of compliance and result in significant changes to our operations. If we determine that the legislative or regulatory environment in a particular state prevents us from doing business in the state on a profitable basis, we may determine that it is in the Company’s best interest to cease doing business in that state. For example, as previously reported, the Company and the Washington State Insurance Commissioner have engaged in ongoing discussions relating to, among other things, the Company’s use of a particular policy form and the minimum loss ratio applicable to the Company’s individually underwritten association group business. The Company currently has over 8,000 certificate holders in Washington State. Discussions with the Washington State Insurance Commissioner are ongoing, pending finalization of applicable regulations necessary to fully assess the impact of national health care reform. Depending on the outcome of discussions between the parties regarding the implications of national health care reform, at an appropriate time in the future, the Company and Washington State may reach an agreement addressing, or Washington State may otherwise require, the Company’s non-renewal of its health benefit plans and withdrawal from the market.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies through, among other things, financial and market conduct examinations, and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Regulatory agencies have imposed substantial fines against us in the past, and may impose substantial fines against us in the future if they determine that we have not complied with applicable laws and regulations (see Note 16 to Notes to Consolidated Financial Statements).

There is also substantial federal regulation of our business. Laws and regulations adopted by the federal government, including the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, HIPAA, the USA PATRIOT Act and the CAN SPAM and Do Not Call regulations, establish administrative and compliance requirements applicable to the Company.

Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us which, depending on the nature of the penalty, could have a material adverse effect on our business. Our failure to comply with new or existing government regulation could subject us to significant fines and penalties. Our efforts to measure, monitor and adjust our business practices to comply with current laws are ongoing. Failure to comply with enacted regulations could result in significant fines, penalties or the loss of one or more of our licenses.

Current or future state and federal regulations could impede our ability to obtain effective leads and adversely affect our business

We utilize, either directly or through third party vendors, e-mails and telephone calls to identify prospective sales leads for use by our agents. Lead generation activities are subject to state and federal regulations, including, but not limited to, the federal CAN SPAM Act (which establishes national standards for sending bulk, unsolicited commercial e-mail) and the federal “Do Not Call” regulations and state regulations regarding telemarketing (which require companies including insurers and insurance agencies to develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products, and prohibit unsolicited facsimiles) (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits. We believe that our ability to obtain quality sales leads plays a significant role in the generation of new business and our efforts to recruit and retain effective agents. To the extent that laws currently in effect, or passed in the future, make it more difficult or costly for us to obtain effective leads, or eliminate our ability to purchase or generate leads, our business could be materially and adversely affected.

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

In March 2005, we received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of our principal insurance subsidiaries, MEGA, Mid-West and Chesapeake (the “Insurance Companies”). On May 29, 2008, the Insurance Companies entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other states (collectively, the “Monitoring Regulators”). Thereafter, all states and the

District of Columbia, Puerto Rico and Guam signed the RSA (other than Massachusetts and Delaware), which became effective on August 15, 2008. In connection with the RSA, the Insurance Companies paid a penalty of $20 million. The RSA includes standards for performance measurement for 13 different required actions which must be implemented on or before December 31, 2009. The Insurance Companies filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. In 2010, the Insurance Companies furnished information responsive to requests by the Monitoring Regulators and responded to comments by the Monitoring Regulators. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess the Insurance Companies’ performance with respect to RSA standards. If the re-examination is unfavorable, the Insurance Companies are subject to additional penalties of up to $10 million. See Note 16 of Notes to Consolidated Financial Statements.

The Insurance Companies have periodically been the subject of other market conduct examinations conducted by state insurance departments. As reported in Note 16 of Notes to Consolidated Financial Statements, such examinations have included the market conduct examination of MEGA, Mid-West and Chesapeake by the Massachusetts Division of Insurance, resulting in a 2006 regulatory settlement agreement, and subsequent re-examination of certain key provisions of the regulatory settlement agreement commencing in January 2009, which was settled on August 26, 2009.

The Insurance Companies are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

We may lose business to competitors

We compete, and will continue to compete, for customers with many other companies, including insurance companies, insurance agencies and other financial services companies. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing and have lower cost structures. Some may also have greater financial resources with which to compete. With respect to our Insurance segment, other insurers may have higher financial strength or claims paying ratings, or may be able to obtain more favorable financial arrangements from healthcare providers that are not available to us, which may make their health benefit plan offerings more attractive than our own. Other companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, we currently believe that Chesapeake offers the largest portfolio of individual supplemental products in the market. However, as a result of the Health Care Reform Legislation, we expect the supplemental insurance business to become a greater area of focus for other insurance carriers. Competitors in the supplemental market may include insurance carriers who have substantially greater revenues, capital resources or product and geographic market coverage. Entry into the supplemental market, or expansion of existing supplemental business, by such competitors could adversely affect our ability to successfully market supplemental products on a competitive basis and decrease revenues arising from the sale of supplemental products.

Failure to recruit and retain agents could prevent us from competing successfully and could have a material adverse effect on our financial condition and results of operations.

We compete not only for the business of customers, but also for agents and distribution relationships with other distributors and insurance companies. We distribute our products as well as the products of non-affiliated insurance companies through independent agents contracted with Insphere. Insphere’s business is highly competitive and there are many insurance agencies, brokers and intermediaries who actively compete with us. We also compete with insurance companies that sell their products directly to customers and do not use or pay commissions to third-party agents or brokers. In addition, the Internet continues to be a source for direct placement of business and creates competition for Insphere. We compete for productive agents with other distributors based on a number of factors, including compensation structure, level of training and support services and product offerings. It can be difficult to successfully compete for agents with companies that have greater revenues, capital resources, product and geographic market coverage or name recognition.

The Health Care Reform Legislation may adversely affect Insphere’s ability to recruit and retain agents. As a result of certain changes arising from this legislation, including the 80% minimum medical loss ratio requirement, many of the carriers with which Insphere does business, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. As a result, commission levels to the Insphere distribution force have been reduced, which could potentially make it more difficult for Insphere to recruit agents and/or retain agents who are unable to earn sufficient income at the reduced commission levels.

Insphere’s business model requires near term growth in the number of selling agents within its sales force. Any inability by Insphere to recruit, retain and expand the number of productive insurance agents within its sales force could adversely affect Insphere’s business prospects and could have a material adverse effect on our financial condition and results of operations.

Changes in our relationship with membership associations, or changes in association product benefits, could have a material adverse effect on our financial condition and results of operations.

Historically, a substantial portion of the products offered by our insurance subsidiaries were issued to members of independent membership associations that act as the master policyholder for such products. The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. Beginning in 2010, in the limited number of states where the Company’s insurance subsidiaries continue to offer its health benefit plans, these plans are offered to the individual market directly and not through the associations. In addition, Insphere maintains agreements with independent membership associations - AAS and AFS — pursuant to which Insphere’s agents act as field service representatives for the associations. These agreements provide Insphere with the exclusive right to distribute association products for AAS and AFS. In this capacity, Insphere’s agents enroll new association members and provide membership retention services. Insphere receives compensation from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits. In 2011 and future years, we expect the sale of these association products to be a substantial contributor to the Company’s cash flow.

An adverse change in our relationship with these associations, including but not limited to a termination of our agreements with these associations, could be fundamentally disruptive to our in-force block of health benefit plan business issued to members of independent membership associations and could result in the termination or non-renewal of some or all of this business. Such a change could also adversely affect Insphere’s efforts to market association products. Changes in the nature of the association products offered, including benefits, could also adversely affect Insphere’s business. For example, in the third quarter of 2010, Insphere began distributing a new, higher premium “Consumer Freedom” association product, which provides enhanced insurance benefits on a guaranteed issue basis, including a life insurance benefit of $25,000; a critical illness benefit of $15,000; an accident benefit of $20,000; and increased daily benefits on hospital confinement and emergency room services. The Consumer Freedom association product expands Insphere’s association product portfolio and provides enhanced commission opportunities for Insphere’s agents. If the insurance carriers underwriting these insurance benefits determine that these benefits can no longer be offered due to changes in law or regulation, or because they are no longer profitable, the Consumer Freedom association product may be less attractive to consumers, which could interfere with Insphere’s ability to successfully market these products and adversely affect revenues arising from Insphere association product sales.

Negative publicity regarding our business practices and about the health insurance industry in general may harm our business and could have a material adverse effect on our financial condition and results of operations.

The health and life insurance industry and related products and services we provide attracts negative publicity from consumer advocate groups and the media. Negative publicity regarding the industry generally or our Company in particular may result in increased regulation and legislative scrutiny as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate. Certain of the matters referred to in Note 16 of Notes to Consolidated Financial Statements, in particular the litigation filed by the City Attorney for Los Angeles on behalf of the State of California, the multi-state market conduct examination of our insurance subsidiaries led by the states of Washington and Alaska, the litigation filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts and the market conduct examination of our insurance subsidiaries by the Massachusetts Division of Insurance, and the subsequent settlements of the multi-state market conduct examination and Massachusetts matters, generated significantly adverse publicity for the Company. Matters of this nature in the future could result in the loss of reputation and business for the Company and could have a material adverse effect on our financial condition and results of operations.

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

We have a material amount of debt outstanding that contains restrictive covenants and our inability to service and repay our debt obligations could have a material adverse effect on our financial condition and results of operations

We have a material amount of debt outstanding (see Note 9 of Notes to Consolidated Financial Statements). In connection with the Merger on April 5, 2006, HealthMarkets, LLC entered into a credit agreement providing for, among other things, a $500 million term loan facility. The term loan facility will expire on April 5, 2012. At December 31, 2010, $362.5 million remained outstanding on the term loan facility, which indebtedness bears interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. Our indebtedness could have an adverse effect on our business and future operations, including requiring us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund working capital, capital expenditures and general operating requirements; increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business; placing us at a competitive disadvantage compared to competitors that have less debt; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes. In addition, the credit agreement requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments or other restricted payments, sell or otherwise dispose of assets and engage in certain other activities. The credit agreement also establishes a number of financial covenants, including maximum total leverage ratio requirements and minimum adjusted statutory surplus requirements. The restrictive covenants under our credit agreement could restrict our ability to pursue our business strategies. Any failure to comply with these restrictive covenants could result in an event of default under the credit agreement which could have a material adverse effect on our financial condition and results of operations. We believe that we will be in position to repay the term loan facility at maturity. However, our ability to repay this facility depends upon certain factors beyond our control, including receipt of regulatory approvals required to access capital from our insurance subsidiaries through extraordinary dividends. In addition, we cannot fully anticipate the future condition of the Company or the credit markets and we may have unexpected costs and liabilities. There can be no assurance that we will be successful in our efforts to repay the terms loan facility or, in the absence of repayment, renew, extend or refinance our debt, and if we are not successful, our liquidity and financial condition would be significantly adversely impacted. If it becomes necessary to renew, extend or refinance our debt, due to our credit rating, the current economic conditions or the credit market environment, we may not be able to do so and, if we are able to do so, the terms are expected to be less favorable than those of the current term loan facility and may impose additional financial risks to our financial condition and results of operations.

Failure to accommodate redemption requests by agents participating in the HealthMarkets, Inc. InVest Stock Ownership Plan could result in dissatisfaction and attrition among our contracted independent agents.

Historically, we have generally accommodated requests to purchase Class A-2 shares upon the withdrawal of a participant from the HealthMarkets, Inc. InVest Stock Ownership Plan, but we are under no obligation to do so. Any repurchase of shares requires the Company’s consent, which may be withheld in our sole discretion. The ability to accommodate redemption requests is subject to a variety of factors, including the number of requests received and the Company’s capital position. The volume of redemption requests generally has been low. If the number of redemption requests increases as a result of an event that is perceived by agents to have a negative effect on the Company’s financial condition or operations (e.g. adverse publicity regarding the health insurance industry in general or our business specifically), the number of redemption requests could increase and the Company may elect not to accommodate such requests, which could result in dissatisfaction and substantial attrition among the agents within the Insphere distribution force as well as litigation risk.

Unfavorable economic conditions could adversely affect our business.

General economic, financial market and political conditions could have a material adverse effect on our financial condition and results of operations. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the global mortgage market, a declining global real estate market, high unemployment, and the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact the sale of the Company’s insurance products and Insphere’s distribution of third party products. For example, customers may modify, delay or cancel plans to purchase products, or may choose to reduce their level of coverage. In addition, if our customers experience financial difficulties, they may not be able to pay, or may delay payment of, premiums owed for insurance products. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in the sale of our products and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions may adversely affect our business, including our revenues, profitability and cash flow. In addition, general inflationary pressures may affect the costs of health care, increasing the costs of paying claims.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities, including, but not limited to, state insurance regulators, the U.S. Securities and Exchange Commission and state attorneys general. In light of the difficult economic conditions, some of these authorities have adopted, or are considering the adoption of enhanced or new regulatory requirements intended to prevent future crises or to otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, either of which in turn could have a material adverse effect on our financial condition and results of operations.

The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our financial condition and results of operations and liquidity.

Our investment portfolio is comprised primarily of investments classified as securities available for sale. The fair value of our available for sale securities was $679.4 million and represented approximately 40% of our total consolidated assets at December 31, 2010. These investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other than temporary. For our available for sale investments, if a decline in value is deemed to be other than temporary, the security is deemed to be other than temporarily impaired (“OTTI”) and it is written down to fair value. OTTI losses attributed to credit loss are recorded in earnings while OTTI losses attributed to other factors are recorded in “Accumulated other comprehensive income (loss)” and have no effect on earnings. In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other than temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis (or more frequently if certain indicators arise), using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made.

The current economic environment and volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2010, we recorded $765,000 of charges for other than temporary impairment of securities. Given the current volatile market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other than temporary impairments may result in realized losses in future periods which could have a material adverse effect on our financial condition and results of operations.

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

Our principal insurance subsidiaries are currently rated by A.M. Best. These ratings are subject to periodic review by the ratings agencies and there can be no assurances that we will be able to maintain these current ratings. A downward adjustment in rating by A.M. Best of our insurance subsidiaries could have a material adverse effect on our financial condition and results of operations. If our ratings are lowered from their current levels, our competitive position could be materially adversely affected and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings practices and could, as a result, become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position as well. In light of the Company’s decision to discontinue marketing its own health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party insurance products, the Company believes that the importance of the A.M. Best rating, as compared to previous periods when the Company widely marketed its own health benefits plans, has significantly diminished.

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

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment and we cannot be certain that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a material adverse effect on our financial condition and results of operations.

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

We continue to evaluate the profitability of our existing businesses and operations. From time to time, we review potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contract terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the Company’s existing operations. For divestures, in the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfill these obligations could lead to future financial loss on our part. In addition, any divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets. In addition, potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

The success of our Insphere Insurance Solutions business is uncertain.

The Company formed Insphere Insurance Solutions, Inc. in the second quarter of 2009 to serve as an insurance agency specializing in small business and middle-income market life, health, long-term care and retirement insurance. The success of this new line of business depends on a number of factors, including, but not limited to, the ability of Insphere to maintain applicable licenses, Insphere’s ability to expand and maintain satisfactory relationships with insurance carriers and agents and the implementation and maintenance of various information technology and administrative systems, platforms and processes necessary to successfully run the business. Like any business in a relatively early stage of development, the progress and success of Insphere entails substantial uncertainty. If the Company’s attempt to develop the Insphere business does not progress as planned, the Company may be materially and adversely affected by, among other things, capital, investments, and operating expenses that have not led to the anticipated results.

A rapid reduction in the size of our in-force block of health benefits plans could result in a reduction in premium revenue and underwriting profits which might not be replaced fully by premium revenue and underwriting profits associated with our supplemental insurance product offerings and commission revenue generated from Insphere distribution.

In the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s “scheduled benefit” health insurance products and significantly reduce the number of states in which the Company would market its health benefit plans in the future. By September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing all of its health benefit plans, in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. These actions reflect a number of factors, including (1) the Company’s evaluation of National Health Care Reform Legislation which, among other things, requires a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011 and eliminates most annual caps on benefits — an important feature of our “scheduled benefit” products; (2) the Company’s decision to focus on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of third-party health insurance products underwritten by non-affiliated insurance companies, supplemental insurance products underwritten by the Company’s insurance subsidiaries (which are generally not subject to the requirements of the Health Care Reform Legislation) and association products; and (3) the fact that in the states where third party health insurance plans distributed by Insphere have been introduced, they have, to a great extent, replaced the sale of the Company’s own health benefit plan offerings.

The Company continues to maintain a significant in-force block of health benefit plans, and to underwrite and distribute its own health benefit plans in a limited number of states. We expect that maintenance of the Company’s in-force block of health benefit plans, at current levels, will present significant challenges resulting from, among other things, competitive pressure due to the shift in our distribution focus toward third-party product sales, and changes resulting from Health Care Reform Legislation, including, but not limited to, the creation of health insurance exchanges with standardized plans and potential guarantee issue of coverage for the individual and small group markets. These plans may be an attractive option for our existing customers and cause them to cancel their coverage with us.

We expect the size of our in-force block of health benefit plans to diminish over time and, as a result, we anticipate declines in premium revenue and underwriting profits associated with our in-force block. We do not expect these earnings to be replaced fully by premium revenue and underwriting profits associated with our supplemental insurance product offerings, or by commission revenue generated from Insphere distribution — particularly in the early stages of Insphere’s operation — which will make it difficult to support administrative expenses at current levels. To better align expenses in light of dropping enrollment levels, the Company has been pursuing initiatives to significantly reduce administrative expenses, including but not limited to reductions in its workforce, consolidation of certain administrative functions and the reorganization of Insphere’s field structure to make it more efficient, and we expect initiatives of this nature to continue in the future. However, if developments occur that accelerate the reduction of our in-force block, including concerted efforts by agents to replace this business, we may be unable to reduce expenses in a manner that keeps pace with dropping enrollment levels, which could have a material adverse effect on our financial condition and results of operations.

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

Historically, we have maintained an administrative center with underwriting, claims management and administrative capabilities performed in-house. In 2009 and continuing in 2010, we outsourced many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to contracted third parties, including parties who may perform these functions offshore. We evaluate opportunities to subcontract additional services of this nature on an ongoing basis and may outsource additional functions in the future. The Company retains ultimate responsibility for ensuring that these functions are performed in a timely and appropriate manner. Dependence on third parties for these services may make our operations vulnerable to the third party’s failure to perform as agreed. If these third parties fail to satisfy their obligations to us, including obligations with respect to the security and confidentiality of information and data of the Company and/or its customers, our operations may be adversely affected. Reliance on third parties also makes us vulnerable to changes in the vendors’ business, financial condition and other matters outside of our control. The failure to adequately monitor and regulate the performance of our third party vendors could subject us to additional risk. Violations of laws or regulations by third party vendors could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. Some of our outsourced services are being performed offshore, which could expose us to risks inherent in conducting business outside of the United States, including international economic and political conditions and additional costs associated with complying with foreign laws. If an outsourced relationship is terminated, we may not be able to find a replacement in a timely manner or on acceptable financial terms, and may incur significant costs in connection with the transition to a new vendor.

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

In addition, we lease office space at various locations in 33 states for our Insphere agent field offices comprising in the aggregate approximately 214,000 square feet.

Item 3.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Reserved

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Class A-1 and Class A-2 common stock are not listed for trading on the New York Stock Exchange or any other exchange and are not readily tradable or salable in any public market. As of February 18, 2011, there were approximately 80 holders of record of Class A-1 common stock and 871 holders of record of Class A-2 common stock.

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company issued dividends to stockholders in the aggregate of $119.5 million.

Set forth below is a summary of the Company’s sale of shares of HealthMarkets, Inc. Class A-1 common stock during 2010, 2009, and 2008:

	2010
	Shares	Consideration	Avg
	Issued	Received	Per Share
	(shrs)	($)	($)

Sale of shares to Executive Officers	76,140	558,868	7.34
Sale to employee participants in the InVest Stock Ownership Plan	190,955	1,888,782	9.89
Issuance of unvested restricted shares to Company Officers	686,547	—	—

	953,642	2,447,650	2.57

	2009
	Shares	Consideration	Avg
	Issued	Received	Per Share
	(shrs)	($)	($)

Sale of shares to Executive Officers	5,263	99,997	19.00
Issuance of unvested restricted shares to Company Officers	836,502	—	—

	841,765	99,997	0.12

	2008
	Shares	Consideration	Avg
	Issued	Received	Per Share
	(shrs)	($)	($)

Sale of shares to Executive Officers	71,453	2,333,324	32.66
Issuance of share upon exercise of employee stock options	43,200	639,325	—
Issuance of unvested restricted shares to Company Officers	40,901	—	—

	155,554	2,972,649	19.11

Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated there under) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporation purposes.

Issuer Purchases of Equity Securities

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-1 and A-2 common stock during each of the months in the twelve-month period ended December 31, 2010:

	Issuer Purchase of Equity Securities — Class A-1
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of Publicly	may Yet
	Number of	Price Paid	Announced	be Purchased
	Shares	per Share	Plans or	Under the
Period	Purchased(1)	($)	Programs	Plan or Program

01/1/10-01/31/10	—	—	—	—
02/1/10-02/28/10	—	—	—	—
03/1/10-03/31/10	66,483	15.81	—	—
04/1/10-04/30/10	—	—	—	—
05/1/10-05/31/10	125	7.00	—	—
06/1/10-06/30/10	26,411	7.00	—	—
07/1/10-07/31/10	—	—	—	—
08/1/10-08/31/10	5,723	7.34	—	—
09/1/10-09/30/10	14,925	7.34	—	—
10/1/10-10/31/10	4	9.03	—	—
11/1/10-11/30/10	24,690	9.03	—	—
12/1/10-12/31/10	20,200	8.99	—	—

Totals	158,561	11.31	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 6,542 Class A-1 shares purchased from the ISOP and 152,019 Class A-1 shares purchased from current or former officers of the Company. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of purchase.

	Issuer Purchase of Equity Securities — Class A-2
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of Publicly	may Yet
	Number of	Price Paid	Announced	be Purchased
	Shares	per Share	Plans or	Under the
Period	Purchased(1)	($)	Programs	Plan or Program

01/1/10-01/31/10	91	19.95	—	—
02/1/10-02/28/10	—	—	—	—
03/1/10-03/31/10	44,967	15.81	—	—
04/1/10-04/30/10	330,747	15.81	—	—
05/1/10-05/31/10	30,083	7.00	—	—
06/1/10-06/30/10	66,485	7.00	—	—
07/1/10-07/31/10	2,578	7.00	—	—
08/1/10-08/31/10	59,302	7.34	—	—
09/1/10-09/30/10	29,295	7.34	—	—
10/1/10-10/31/10	32,253	7.93	—	—
11/1/10-11/30/10	8,871	9.03	—	—
12/1/10-12/31/10	33,320	9.05	—	—

Totals	637,992	12.42	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 616,029 Class A-2 shares purchased from ISOP and 21,963 Class A-2 shares purchased from former participants in the ISOP. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of the purchase.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the year ended December 31, 2010 has been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and operating ratios)

Income Statement Data:
Revenues from continuing operations	$861,653	$1,083,397	$1,424,965	$1,595,509	$2,146,571
Income (loss) from continuing operations before income taxes	82,027	29,238	(85,380)	119,053	352,298
Income (loss) from continuing operations	50,131	17,562	(53,671)	69,370	216,568
Income from discontinued operations	66	162	216	789	21,170
Net income (loss)	$50,197	$17,724	$(53,455)	$70,159	$237,738
Per Share Data:
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$1.69	$0.59	$(1.78)	$2.28	$6.19
Diluted earnings (loss) per share	$1.64	$0.58	$(1.78)	$2.21	$6.07
Earnings per share from discontinued operations:
Basic earnings per share	$0.00	$0.01	$0.01	$0.03	$0.61
Diluted earnings per share	$0.00	$0.01	$0.01	$0.03	$0.59
Earnings (loss) per share:
Basic earnings (loss) per share	$1.69	$0.60	$(1.77)	$2.31	$6.80
Diluted earnings (loss) per share	$1.64	$0.59	$(1.77)	$2.24	$6.66
Operating Ratios:
Health Ratios:
Loss ratio	50%	60%	65%	57%	57%
Expense ratio	23	34	36	38	32

Combined health ratio	73%	94%	101%	95%	89%

Balance Sheet Data:
Total investments, cash and cash equivalents	$1,065,302	$1,155,247	$1,127,945	$1,495,910	$1,834,481
Total assets	1,719,651	1,871,498	1,916,713	2,155,582	2,594,829
Total policy liabilities	704,997	856,528	973,046	1,001,406	1,135,174
Total debt (excluding student loan credit facility)	553,420	481,070	481,070	481,070	556,070
Long term leases	11,912	9,678	10,428	17,141	12,400
Student loan credit facility	68,650	77,350	86,050	97,400	118,950
Stockholders’ equity	235,128	262,199	197,925	306,260	524,385
Stockholders’ equity per share	$7.58	$8.69	$6.68	$10.03	$17.53
Cash dividends per share	$3.94	$—	$—	$10.51	$—

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

Business Summary

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)

Through our insurance subsidiaries, we issue primarily health insurance policies, covering individuals, families, the self-employed and small businesses, and supplemental products. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia, and all states except Maine, New Hampshire, New York and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont.

Beginning in 2009 and continuing in 2010, the Company experienced significant strategic changes, primarily in connection with the launch and development of its Insphere insurance agency. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution of small business and middle-income market life, health, long-term care and retirement insurance through a portfolio of products from nationally recognized insurance carriers. As of December 31, 2010, Insphere had approximately 2,950 independent agents, of which approximately 1,800 agents on average write health insurance applications each month, and offices in over 33 states. Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies.

Historically, the Company maintained a dedicated agency sales force that distributed products underwritten exclusively by the Company’s own insurance subsidiaries. The development of Insphere as an independent career-agent distribution company, and the sale by Insphere agents of third party products, represent a significant shift in the Company’s corporate strategy. We are now generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental insurance products underwritten by the Company’s insurance subsidiaries, third-party health insurance products underwritten by non-affiliated insurance companies and association products. In 2010, we discontinued the sale of the Company’s traditional “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states in which Insphere does not have access to third-party health insurance products. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment, in March 2010, of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans, and to underwrite and distribute its own health benefit plans in a limited number of states.

The Company operates four business segments: the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division, as well as the residual operations from the disposition of other businesses prior to 2010. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue:
Health premiums	$735,538	$977,568	$1,262,412
Life premiums and other considerations	1,913	2,381	38,024

	737,451	979,949	1,300,436
Investment income	42,246	43,166	67,728
Other income	76,906	62,401	80,659
Net impairment losses recognized in earnings	(765)	(4,504)	(25,957)
Realized gains, net	5,815	2,385	2,099

Total revenues	861,653	1,083,397	1,424,965
Benefits and Expenses:
Benefits, claims, and settlement expenses	366,644	584,878	856,995
Underwriting, acquisition and insurance expenses	173,830	338,028	494,077
Other expenses	209,070	98,821	114,094
Interest expense	30,082	32,432	45,179

Total benefits and expenses	779,626	1,054,159	1,510,345

Income (loss) from continuing operations before income taxes	82,027	29,238	(85,380)
Federal income tax expense (benefit)	31,896	11,676	(31,709)

Income (loss) from continuing operations	50,131	17,562	(53,671)
Income from discontinued operations (net of income tax)	66	162	216

Net income (loss)	$50,197	$17,724	$(53,455)

The results of operations reflect the disposition of some of our non-core businesses during the reporting periods presented. Some of the more significant of these are discussed below.

Beneficial Life Insurance Company and Beneficial Investment Services, Inc.

On April 13, 2010, Insphere completed the acquisition of Beneficial Investment Services, Inc. (“BIS”), a broker-dealer and registered investment adviser, and changed BIS’ name to Insphere Securities, Inc. (“ISI”). The total cash consideration related to this acquisition was approximately $1.6 million.

On June 25, 2010, the Company determined that it would wind down the current business of ISI and related life agency sales offices located in Utah, Nevada and Arizona. After consideration of the expected costs of developing the recently acquired ISI business and the belief that the products and services available through ISI could be offered more efficiently to customers through contractual arrangements with third parties at an appropriate time in the future, the Company determined that a wind down of this business was necessary, and in the best interests of the Company. In September 2010, the Company filed Form BDW with the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission and received notice that ISI’s request to withdraw as a broker/dealer was accepted and filed with FINRA’s Central Registration Depository system on September 3, 2010. ISI substantially completed the orderly transition of customer accounts and completion of applicable business and regulatory requirements during the fourth quarter of 2010. The Company incurred a total pre-tax expense in connection with this action of approximately $2.4 million.

Exit from Life Insurance Division Business

On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC, a subsidiary of the Company, completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $8.5 million recorded in “Realized gains, net” in the Company’s consolidated statement of operations. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the coinsurance transaction with Wilton.

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

Exit from Medicare Market

In late 2007, we expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, we determined we would not continue to participate in the Medicare business as an underwriter after the 2008 plan year. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all remaining liabilities.

2006 Sale of Student Insurance Division

On December 1, 2006, we sold substantially all of the assets formerly comprising our Student Insurance Division. As consideration for the sale of our Student Insurance Division assets, we received a promissory note in the principal amount of $94.8 million issued by UnitedHealth Group Inc (see Note 18 of Notes to Consolidated Financial Statements). As part of the sale transaction, we entered into 100% coinsurance arrangements with the purchaser.

The purchase price was subject to downward or upward adjustment based on the amount of premium generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. We recorded $5.5 million of realized gains as adjustments to the purchase price during 2008. The purchase price adjustment in 2008 was the final adjustment pursuant to the sale transaction agreement.

Revenue

The majority of our 2010 revenue was earned on health premiums derived from sales of our indemnity and preferred provider organization (“PPO”) policies in our Commercial Health Division. Premium revenue in our Commercial Health Division was $736.8 million, $973.3 million, and $1.1 billion for the years ended 2010, 2009, and 2008 respectively. Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. We also earned revenue on premiums from traditional life insurance polices, which are recognized as revenue when due. The decrease in premium reflects our exit from the Life Insurance Division business in 2008 and the Company’s focus, in connection with the launch of Insphere, on selling products underwritten by third-party carriers. The Company currently markets its health benefit plans in only a limited number of states in which Insphere does not have access to third-party health insurance products.

Investment income includes investment income derived from our investment portfolio and interest received on student loans.

Other income consists primarily of commission and bonus revenue generated from the sale of third-party insurance products, association memberships and ancillary services.

Benefits and Underwriting, Acquisition and Insurance Expenses

These expenses consist primarily of insurance claim expense and expenses associated with the underwriting and acquisition of insurance policies underwritten by the Company’s insurance subsidiaries. Claims expense consists primarily of payments to physicians, hospitals and other healthcare providers under health policies, and includes an estimated amount for incurred but not reported and unpaid claims. Underwriting, acquisition and insurance expenses consist of marketing and direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. Benefits and underwriting, acquisition and insurance expenses have continued to decrease in tandem with the decrease in premiums. Additionally, beginning in 2008, the Company initiated certain general and administrative cost reduction programs. These cost reduction efforts are still ongoing. Beginning in 2010, the Company’s focus has been on selling third-party products rather the health benefit plans underwritten by its own insurance companies. As a result, the majority of our marketing costs have been incurred by Insphere. These marketing costs incurred by Insphere are recorded on the Company’s consolidated statements of operations in “Other Expenses.”

Other Expenses

Other Expenses consists of costs incurred with our Insphere operations, general expenses relating to corporate operations and direct expenses incurred in connection with generating income from ancillary services and marketing services provided to the membership associations with which we maintain contracts. The Insphere expenses include agent compensation for the sale of third-party products, other agent incentives, employee compensation, lead costs, costs associated with our new field offices and other expenses related to the continuing development of Insphere.

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

Revenue from continuing operations and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of our business segments and divisions were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue from continuing operations:
Insurance — Commercial Health Division	$798,666	$1,061,450	$1,248,434
Insphere	46,170	1,192	—
Corporate	24,737	13,616	2,939
Intersegment Eliminations	(10,327)	(2,088)	(167)

Total revenues excluding disposed operations	859,246	1,074,170	1,251,206
Disposed Operations	2,407	9,227	173,759

Total revenue from continuing operations	$861,653	$1,083,397	$1,424,965

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from continuing operations before federal income taxes:
Insurance — Commercial Health Division	$236,771	$117,498	$55,634
Insphere	(81,335)	(11,902)	—
Corporate	(76,432)	(73,336)	(106,934)

Total operating income (loss) excluding disposed operations	79,004	32,260	(51,300)
Disposed Operations	3,023	(3,022)	(34,080)

Total income (loss) from continuing operations before federal income taxes	$82,027	$29,238	$(85,380)

Assets by operating segment at December 31, 2010, 2009 and 2008 are set forth in the table below:

	December 31,
	2010	2009	2008
	(In thousands)

Assets:
Insurance — Commercial Health Division	$490,088	$731,594	$822,966
Insphere	77,139	14,507	—
Corporate	769,105	734,040	667,617

Total assets excluding assets of Disposed Operations	1,336,332	1,480,141	1,490,583
Disposed Operations	383,319	391,357	426,130

Total assets	$1,719,651	$1,871,498	$1,916,713

Disposed Operations assets at December 31, 2010, 2009 and 2008 primarily represent reinsurance recoverable for the Life Insurance Division of $356.7 million, 353.7 million and $370.4 million, respectively, associated with the Coinsurance Agreements entered into with Wilton (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding such coinsurance agreements).

Commercial Health Division

Through our Commercial Health Division, we issued a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Prior to 2010 we marketed these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. In 2010, these products were marketed through independent agents contracted with Insphere.

Set forth below is certain summary financial and operating data for the Commercial Health Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues:
Earned premium revenue	$736,809	$973,331	$1,140,499
Investment income	21,579	26,427	29,149
Other income	40,278	61,692	78,786

Total revenues	798,666	1,061,450	1,248,434
Expenses:
Benefits, claims and settlement expenses	369,764	578,361	729,746
Underwriting, acquisition and insurance expenses	177,924	331,437	420,508
Other expenses	14,207	34,154	42,546

Total expenses	561,895	943,952	1,192,800

Operating income	$236,771	$117,498	$55,634

Other operating data:
Loss ratio	50.2%	59.4%	64.0%
Expense ratio	24.1%	34.1%	36.9%

Combined health ratio	74.3%	93.5%	100.9%

Operating margin	32.1%	12.1%	4.9%
Submitted annualized volume	$59,008	$321,918	$455,949

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

Year Ended December 31, 2010 versus December 31, 2009

The Commercial Health Division reported earned premium revenue of $736.8 million in 2010 compared to $973.3 million in 2009, a decrease of $236.5 million or 24%, which is due to a decrease in policies in force. Total policies in force decreased by 32% to approximately 149,000 during 2010 as compared to approximately 218,000 during 2009. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume from $321.9 million in 2009 to $59.0 million in 2010. The decrease in policies in force is due in large part to the Company’s decision to discontinue the marketing of its health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products.

The Commercial Health Division reported operating income of $236.8 million in 2010 compared to operating income of $117.5 million in 2009, an increase of $119.3 million or 102%. The increase in operating income during the current year period is generally attributable to a loss ratio reflecting better claims experience and a reduction in underwriting acquisition and insurance expenses.

The favorable claims development reflects an update to the completion factors used at the end of the third quarter of 2010 to reflect more recent patterns of claim payments. The favorable impact of the updated completion factors was $30.6 million. The favorable claim development also reflects the Company’s refinement of a previously estimated claim liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during 2010, the Company recognized a decrease in claim liabilities of $19.6 million. In the fourth quarter of 2010, the Company made additional refinements to its claim reserving process which reduced the claim reserve by approximately $10.2 million.

Underwriting, acquisition and insurance expenses decreased by $153.5 million, or 46% to $177.9 million in 2010 from $331.4 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue and, in addition certain cost reduction programs initiated in the fourth quarter of 2008, which are being reflected as a decrease in the expense ratio. Other factors contributing to the decrease in underwriting, acquisition and insurance expenses include a decrease in the overall effective commission rate as a result of the decrease in new business. Generally, first year commission rates paid to agents are higher than renewal year commission rates. Additionally, with the formation of Insphere and the sale of third-party health insurance products underwritten by non-affiliated insurance carriers, the Commercial Health Division has significantly decreased the amount of marketing and acquisition costs.

Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships prior to the formation of Insphere, for which other expenses are incurred for bonuses and other compensation provided to the agents. Association memberships are generally sold with a health insurance policy and as the number of health insurance policies decrease, other income and other expense will generally decrease.

Year Ended December 31, 2009 versus December 31, 2008

The Commercial Health Division reported earned premium revenue of $973.3 million in 2009 compared to $1.1 billion in 2008, a decrease of $167.2 million or 14.7%, which is due to a decrease in policies in force. Total policies in force decreased by 23% during the year to approximately 218,000 during 2009 as compared to approximately 281,700 during 2008. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume from $455.9 million in 2008 to $321.9 million in 2009. Additionally, the decrease in policies in force is due to a decrease in the number of agents submitting business.

The Commercial Health Division reported operating income of $117.5 million in 2009 compared to operating income of $55.6 million in 2008, an increase of $61.9 million or 111.2%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2009 was 12.1% compared to the operating margin of 4.9% in 2008. The increase in operating margin during the current year period is generally attributable to a loss ratio reflecting better claims experience both for our new products, as well as for our legacy products and a shift away from CareOne products. The favorable claims development is partially offset by an estimated claims liability arising from a review of its claims processing for state mandated benefits, which review is expected to be completed by the first half of 2011. As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its claim liability estimate related to state mandated benefits and recorded a claim liability estimate of $23.9 million ($25.7 million including loss adjustment expense). The impact to the loss ratio in 2009 was approximately 2.5% as a percentage of earned premium.

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

Sales of association memberships tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income and other expense is consistent with the decline in earned premium.

Insphere

During the second quarter of 2009, we formed Insphere, an authorized insurance agency in 50 states and the District of Columbia specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies.

Set forth below is certain summary financial and operating data for Insphere for the twelve months ended December 31, 2010 and 2009:

	For the Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Revenue
Commission revenue	$41,091	$1,137
Investment income	442	—
Other income	4,637	55

Total revenue	46,170	1,192
Expenses
Commission expenses	22,410	459
Agent incentives and leads	37,322	3,568
Other expenses	67,773	9,067

Total expenses	127,505	13,094

Operating loss	$(81,335)	$(11,902)

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

Year Ended December 31, 2010

Insphere was formed during the second quarter of 2009 and did not begin writing business until the fourth quarter of 2009. As a result, the 2009 results of operations are not comparable to the 2010 results of operations.

For the year ended December 31, 2010, the Company earned commission revenue of approximately $41.1 million of which $4.9 million was generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries. The remaining amount of $36.2 million was generated from third-party carriers with approximately 91% generated from four carriers. During the fourth quarter of 2010, the Company received certain one-time payments from third-party carriers for achieving certain production thresholds and consideration for contract renegotiation fees.

Commission expense of $22.4 million includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier.

Agent incentives of $37.0 million primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue.

For the year ended December 31, 2010, Insphere reported other expenses of $67.8 million. Other expenses associated with Insphere are related to employee compensation, costs associated with our new field offices and other expenses related to the continued development of Insphere.

During the second and third quarters of 2010 the Company made the decision to wind down its broker-dealer operations, Insphere Securities, Inc. and to consolidate some of its agent sales offices, as a result of which it closed various leased facilities. During 2010 Insphere recorded lease impairment charges in the amount of $1.3 million and other wind down costs of $1.7 million. The wind-down charges incurred by Insphere Securities, Inc. related to employee termination costs, write-down of fixed assets and intangible assets and operations termination costs. These charges are reflected in “Other expenses” in the table above.

Year Ended December 31, 2009

Insphere was formed during the 2nd quarter of 2009, and as a result Insphere reported an operating loss of $11.9 million comprised primarily of start up costs.

Commission revenue of $1.1 million during 2009 was not material to our overall revenue. For the year ended December 2009, Insphere reported $13.1 million of expenses related to the creation and development of Insphere.

Corporate

Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sales, interest expense on corporate debt, the Company’s Student Loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating income (loss) at Corporate for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating income (loss):
Investment income on equity	$15,358	$10,519	$18,817
Net investment impairment losses recognized in earnings	(765)	(4,504)	(25,957)
Realized gains, net	5,815	2,385	1,974
Interest expense on corporate debt	(30,081)	(31,566)	(41,696)
Student loan operations	(324)	(14)	(8,173)
Variable stock-based compensation (expense) benefit	1,682	(858)	6,758
General corporate expenses and other	(68,117)	(49,298)	(58,657)

Operating loss	$(76,432)	$(73,336)	$(106,934)

Year Ended December 31, 2010 versus December 31, 2009

Corporate reported an operating loss in 2010 of $76.4 million compared to $73.3 million in 2009 for a small increase in operating expenses of $3.1 million. The changes for the period are primarily due to the following items:

•	Investment income on equity increased by $4.8 million due to a reduction in the amount of investment income allocated to the Commercial Health Division in 2010 compared to 2009. Overall, investment income was comparable to prior year, however the amount of investment income allocated to the Commercial Health Division was significantly lower than the prior year. The basis for the allocation was consistently applied for both years.

•	Realized gains, net increased by $3.4 million over prior year. During 2010 unrealized gains related to our portfolio increased and the Company sold a substantial portion of its municipal investments to reduce its exposure, which generated realized gains.

•	Net investment impairment losses recognized in earnings decreased by $3.7 million as we recognized impairment losses on other-than-temporary impairments of $765,000 in 2010 on one security, compared to $4.5 million on four securities during 2009. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 4 of Notes to Consolidated Financial Statements for additional information).

•	Interest expense on corporate debt decreased by $1.5 million in 2010 compared to 2009, primarily due to the lower interest rate environment experienced in 2010 and the maturity of one of our interest rate swaps in April 2010. Partially offsetting these decreases, the 2010 results include $4.9 million of interest expense associated with our Grapevine Finance LLC (“Grapevine”) subsidiary. Pursuant to the Company’s adoption of ASU 2009-16 Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities, the Company began to include the activities of Grapevine into its consolidated financial statements effective January 1, 2010.

•	We maintain, for the benefit of our independent agents and certain designated employees, a stock-based compensation plan — the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”). In connection with this plan, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. Variable stock-based compensation decreased by $2.5 million as a result of the decrease in share price during 2010.

•	General corporate expenses and other increased by $18.8 million from the prior year. The 2010 results include approximately $11.7 million of additional severance expense and $10.6 million of additional stock compensation compared to the prior year. These charges are primarily related to reductions in the Company’s work force and the previously announced changes to the Company’s executive management team.

Year Ended December 31, 2009 versus December 31, 2008

Corporate reported an operating loss in 2009 of $73.3 million compared to $106.9 million in 2008, for an overall decrease in operating expenses of $33.1 million. The decrease in operating expenses is primarily due to the following items:

•	Investment income on equity decreased by $8.8 million due to a reduction in the amount of assets available for investment in 2009 compared to 2008.

•	Realized gains, net increased by $411,000 over the prior year. The 2008 results include $8.5 million of losses realized in 2008 related to the Coinsurance Agreements entered into in connection with the sale of the Life Insurance Division business, which was partially offset by the realization of $5.5 million of contingent consideration associated with the sale of our former Student Insurance Division.

•	Net investment impairment losses recognized in earnings decreased by $21.5 million as we recognized impairment losses on other-than-temporary impairments of $4.5 million in 2009 on four securities compared to $26.0 million on eight securities during 2008. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 4 of Notes to Consolidated Financial Statements for additional information).

•	Interest expense on corporate debt decreased by $10.1 million from $41.7 million in 2008 to $31.6 million in 2009 due to a lower interest rate environment in 2009 compared to 2008. Additionally, the 2008 results include $3.1 million of interest expense associated with the use of cash transferred to Wilton during the period from the Coinsurance Effective Date (July 1, 2008) to the Closing Date (September 30, 2008).

•	We maintain, for the benefit of our independent agents and certain designated employees, a stock-based compensation plan — the ISOP. In connection with the ISOP, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. Variable stock-based compensation increased by $7.6 million as a result of the $0.75 increase in share price during 2009 compared to a decrease in the share price of $16.00 in 2008.

•	General corporate expenses and other decreased by $9.3 million from prior year. The 2008 results included $6.5 million of costs primarily attributable to broker, consulting, legal and transaction fees related to the Life Insurance Division transaction in 2008 and employee termination costs of $19.2 million associated with the departure of several executives. The 2009 results reflect costs in the amount of $14.0 million related to strategic opportunities presented by the launch of Insphere and employee termination costs as the Company aligned its workforce to current business levels.

Disposed Operations

Our Disposed Operations segment includes our former Life Insurance Division, our former Star HRG Division, our former Student Insurance Division, our former Medicare Division and our former Other Insurance Division.

The table below sets forth income (loss) from continuing operations for our Disposed Operations for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$8	$(2,488)	$(23,399)
Student Insurance Division	10	39	(359)
Star HRG Insurance Division	(3)	128	118
Medicare Insurance Division	1,183	(4,564)	(14,858)
Other Insurance Division	1,825	3,863	4,418

Total Disposed Operations	$3,023	$(3,022)	$(34,080)

Life Insurance Division

Year Ended December 31, 2010 versus December 31, 2009

The 2010 results of our former Life Insurance Division business reflect little activity during 2010.

Year Ended December 31, 2009 versus December 31, 2008

Our Life Insurance Division business reported an operating loss in 2009 of $2.5 million compared to $23.4 million in 2008. The loss reported in 2008 reflects expenses incurred as a result of our decision to exit this business in 2008 which costs are comprised of a $13.0 million impairment charge on deferred acquisition costs based upon the consideration expected to be received in connection with the coinsurance arrangement, $6.5 million in investment banker fees and legal fees, $4.1 million related to employee severance and $2.3 million related to facility lease termination costs. Also contributing to our operating loss in 2008 was the strengthening of our future policy and contract benefit reserves for certain interest sensitive whole life products in the amount of $3.9 million, which was incurred in the first half of 2008.

Medicare Division

In 2007, we expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, we determined we would not continue to participate in the Medicare business as an underwriter after the 2008 plan year. As such, the results of operations for 2009 are not comparable to the results of operations for 2008.

Set forth below is certain summary financial and operating data for the Medicare Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues:
Earned premium revenue	$(14)	$1,103	$96,369
Investment income	2	136	356

Total revenues	(12)	1,239	96,725
Benefits and expenses:
Benefits, claims and settlement expenses	(1,448)	5,707	80,305
Underwriting, acquisition and insurance expenses	253	96	31,278

Total expenses	(1,195)	5,803	111,583

Operating income (loss)	$1,183	$(4,564)	$(14,858)

Year Ended December 31, 2010

As discussed below, in 2009 we experienced a higher than expected claim volume and, as a result, we increased our claim liability to reflect this adverse experience. During 2010, as the claim activity began to subside, the Company refined its claim liability and decreased the lifetime loss ratio from 88.2% as of December 31, 2009 to 85.6% as of December 31, 2010.

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

Other Insurance

Our Other Insurance Division consisted of ZON-Re, an 82.5%-owned subsidiary, which underwrote, administered and issued accidental death, accidental death and dismemberment, accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distributed these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re. The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. We will continue to reflect the existing insurance business on our financial statements to final termination of all liabilities.

Set forth below is certain summary financial and operating data for the Other Insurance Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues:
Earned premium revenue	$677	$5,515	$27,131
Investment income	1,744	1,827	1,819
Other income	(4)	552	255

Total revenues	2,417	7,894	29,205
Expenses:
Benefits, claims and settlement expenses	(1,398)	(808)	14,228
Underwriting, acquisition and insurance expenses	1,990	4,839	10,559

Total expenses	592	4,031	24,787

Operating income	$1,825	$3,863	$4,418

Year Ended December 31, 2010 versus December 31, 2009

In 2010, Other Insurance generated operating income of $1.8 million on revenue of $2.4 million, compared to $3.9 million on revenue of $7.9 million for 2009. The continued decrease from the prior years is due to our exit from this line of business, which occurred during the second quarter of 2009.

During 2010, we recognized positive experience related to benefits expense as a result of favorable claims experience on the expired policies maturing during the period, which policies were not renewed. We also recognized positive results for 2009 as favorable claims experience was realized on contracts expiring prior to or during the period. Underwriting, acquisition and insurance expenses were $1.9 million during 2010 compared to $4.8 million in 2009 reflecting our exit from this line of business.

Year Ended December 31, 2009 versus December 31, 2008

In 2009, Other Insurance generated operating income of $3.9 million on revenue of $7.9 million, compared to $4.4 million on revenue of $29.2 million for 2008. The overall decrease in operating income from the prior year is due to our exit from this line of business during the second quarter of 2009.

During 2009, we recognized positive experience related to benefits expense as a result of favorable claims experience on the policies maturing during the period, which policies were not renewed. Benefit expenses for 2008 include a large catastrophic claim on reinsured excess loss business in the amount of $1.9 million and a $900,000 loss on quota share disability business, which was partially offset by favorable claim experience during 2008. Underwriting, acquisition and insurance expenses were $4.8 million during 2009 compared to $10.6 million in 2008. The decrease in expenses during 2009 reflects our exit from this line of business during the second quarter of 2009.

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

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash Provided By (Used In):
Operating activities:
Net income (loss)	$50,197	$17,724	$(53,455)
Non-cash charges	63,106	72,146	37,164
Other operating activities	(146,786)	(104,126)	(203,058)

Net cash used in operating activities	(33,483)	(14,552)	(219,560)
Investing activities	171,220	(49,638)	364,446
Financing activities	(142,269)	(18,743)	(58,856)

Net change in cash and cash equivalents	(4,532)	(82,933)	86,030
Cash and cash equivalents at beginning of period	17,406	100,339	14,309

Cash and cash equivalents at end of period	$12,874	$17,406	$100,339

Operating Activities

Cash flows generated from operating activities are principally from net income, net of depreciation and amortization and other non-cash expenses. During 2010 and 2009, cash flows used in operating activities were $33.5 million and $14.6 million, respectively, compared to cash flows used in operating activities of $219.6 million in 2008. The operating activities in 2008 reflect the sale of the Life Insurance Division business.

Investing Activities

Cash flows from investing activities primarily consist of net investment purchases or sales and net purchases of property and equipment, including capitalized software. Investing activities for 2010 includes the redemption of invested assets used to pay a dividend in the amount of $118.5 million to shareholders during the year. Investing activities in 2008 include the redemption of invested assets used to transfer cash for the settlement of the policy liabilities as a part of the sale of the Life Insurance Division business.

Financing Activities

Cash flows used in financing activities primarily consist of repurchases of treasury stock, repayment of the student loan credit facility and dividends to shareholders. Cash flows provided by financing activities primarily consist of proceeds from shares issued to the ISOP. In 2010 and 2009, cash flows used in financing activities were primarily related to the purchase of treasury stock for $9.7 million and $21.2 million, respectively and dividend payments to shareholders during 2010 of $118.5 million. In 2008, our use of cash flows for financing activities were related to the purchase of treasury stock of $58.1 million. The Company purchases stock primarily from current and former participants in the ISOP.

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

Set forth in the table below is the aggregate cash and cash equivalents and short-term investments held at HealthMarkets, Inc. and HealthMarkets, LLC:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash, cash equivalents and short-term investments at:
HealthMarkets, Inc.	$67,171	$24,394	$30,748
HealthMarkets, LLC	101,235	217,771	201,375

Total	$168,406	$242,165	$232,123

Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc. and HealthMarkets, LLC for each of the three most recent years:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash and cash equivalents and short-term investments on hand at beginning of year	$242,165	$232,123	$42,505
Sources of cash:
Dividends from domestic insurance subsidiaries	96,900	68,800	249,600
Dividends from offshore insurance subsidiaries	5,000	3,000	3,500
Dividends from non-insurance subsidiaries	26,600	2,480	30,058
Proceeds from other financing activities	6,998	11,468	18,301
Proceeds from stock option activities	—	—	335
Net tax treaty payments from subsidiaries	50,292	26,669	19,328
Net investment activities	18,966	4,579	8,665

Total sources of cash	204,756	116,996	329,787

Uses of cash:
Cash to operations	(39,890)	(37,387)	(38,585)
Contributions/investment in subsidiaries	—	(120)	(6,654)
Interest on debt	(18,756)	(25,143)	(30,289)
Financing activities	(91,697)	(23,152)	(6,587)
Dividends paid to shareholders	(118,454)	—	—
Purchases of HealthMarkets common stock	(9,718)	(21,152)	(58,054)

Total uses of cash	(278,515)	(106,954)	(140,169)

Cash and cash equivalents on hand at end of year	$168,406	$242,165	$232,123

Sources of Cash and Liquidity

•	During 2010, 2009 and 2008, the holding company received an aggregate of $128.5 million, $74.3 million and $283.2 million, respectively, in cash dividends from its subsidiaries.

•	In 2010, 2009 and 2008, the holding company received $7.0 million, $11.5 million and $18.3 million, respectively, in proceeds from other financing activities largely consisting of $6.9 million, $11.1 million and $14.8 million, respectively, in proceeds from subsidiaries to acquire shares in the ISOP or its predecessor plans.

Uses of Cash and Liquidity

•	During 2010, 2009 and 2008, the holding company paid $9.7 million, $21.1 million and $58.1 million, respectively, to repurchase shares of its common stock from former officers and former and current participants of the ISOP or its predecessor plans.

•	In 2010, 2009 and 2008, the holding company paid $18.8 million, $25.1 million and $30.3 million, respectively in interest on outstanding debt.

•	During 2010 and 2009, the holding company used $91.7 million and $23.2 million, respectively, in financing activities of which approximately $90.7 million and $19.5 million, respectively, was used to fund Insphere operations.

•	During 2010, the holding company paid a special cash dividend of $118.5 million.

2010 Dividend to Shareholders

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $118.5 million with an additional $661,000 of dividends associated with restricted stock to be paid upon vesting of those restricted stock options and $399,000 dividend equivalents credited to the employee participant accounts in the ISOP.

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

Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the policyholders’ surplus account. However, the amount of equity available for dividends in any given year without prior approval from state regulatory authorities is subject to certain limitations as discussed below under Dividend Restrictions.

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2010:

	Minimum	Actual
	(In millions)

Mega	$20.3	$291.8
Mid-West	11.1	96.0
Chesapeake	8.0	44.7

Total	$39.4	$432.5

At December 31, 2010, the risk-based capital ratio of each of our insurance subsidiaries exceeds the ratio for which regulatory corrective action would be required.

Dividend Restrictions

We conduct a significant portion of our business through our insurance subsidiaries, which are subject to regulations and standards established by their respective states of domicile. Most of these regulations and standards conform to those established by the NAIC. These standards require our insurance subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent company. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. These limitations are based upon the greater of 10% of statutory surplus at the end of the preceding year or the preceding year’s statutory gain from operations.

Our domestic insurance companies paid dividends of $96.9 million, $68.8 million and $249.6 million (including a $110.0 million extraordinary dividend), respectively, to HealthMarkets, LLC in 2010, 2009 and 2008, respectively.

During 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $169.4 million. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries significantly in excess of minimum requirements.

Contractual Obligations and Off Balance Sheet Arrangements

The following table sets forth additional information with respect to our outstanding debt:

		December 31,
	Maturity Date	2010	2009
		(In thousands)

2006 credit agreement:
Term loan	2012	$362,500	$362,500
$75 million revolver	2011	—	—
Grapevine Note	2021	72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034	15,470	15,470
HealthMarkets Capital Trust I	2036	51,550	51,550
HealthMarkets Capital Trust II	2036	51,550	51,550

Total		$553,420	$553,420
Student Loan Credit Facility		68,650	77,350

Total		$622,070	$630,770

In April 2006, we borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes.

Grapevine Finance LLC, a non-consolidated qualifying special purpose entity, issued $72.4 million of senior secured notes to an institutional purchaser which matures July 2021.

We maintain a line of credit in excess of anticipated liquidity requirements. As of December 31, 2010, HealthMarkets had a $75.0 million unused line of credit, of which $67.9 million was available to us. This line of credit expires in April 5, 2011. The unavailable balance of $7.1 million relates to letters of credit outstanding related to our former Other Insurance operations.

Set forth below is a summary of our consolidated contractual obligations at December 31, 2010:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Corporate debt	$553,420	$—	$362,500	$—	$190,920
Student Loan Credit Facility	68,650	8,250	13,650	10,600	36,150
Future policy benefits(1)	453,773	19,681	46,908	40,948	346,236
Claim liabilities(1)	208,675	171,254	35,297	1,385	739
Student loan commitments(2)	2,310	587	960	529	234
Goldman Sachs Real Estate Partners, L.P.	1,617	—	1,617	—	—
Blackstone Strategic Alliance Fund L.P.	806	806	—	—	—
Operating lease obligations	11,912	4,200	5,659	1,777	276

Total	$1,301,163	$204,778	$466,591	$55,239	$574,555

(1)	In connection with the sales our former Life Insurance Division business, we entered into coinsurance arrangements pursuant to which Wilton agreed to assume liability for future benefits associated with such businesses (see Note 6 of Notes to Consolidated Financial Statements for additional information with respect to these coinsurance arrangements).

(2)	The Company has outstanding commitments to fund student loans through 2026 for an aggregate amount of $86.9 million. However, based upon utilization rates and policy lapse rates, the Company only expects to fund $2.3 million. (see Notes 5 and 16 of Notes to Consolidated Financial Statements for additional information with respect to student loans).

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, which are discussed in more detail below:

•	the valuations of certain assets and liabilities require fair value estimates;

•	recognition of premium revenue;

•	recognition of commission revenue;

•	the estimate of claim liabilities;

•	the realization of deferred acquisition costs;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	stock-based compensation plan forfeitures;

•	the realization of deferred taxes;

•	reserves for contingencies, including reserves for losses in connection with unresolved legal and regulatory matters; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Prior to 2009, we determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, we learned that the price quote was established by applying a discount to the most recent price that the broker had offered for the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, we developed a fair value for the investment. We continued to fair value this debt obligation as such during 2009. This security was sold in 2010.

Investments

We have classified our investments in securities with fixed maturities as either “available for sale” or “trading.” Fixed maturities classified as available for sale and equity securities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Trading investments have been recorded at fair value, and investment gains and losses are reflected in “Realized gains, net” on the consolidated statements of operations.

Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, we assess whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of its remaining amortized cost basis, we determine the amount of the impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the statement of operations. OTTI losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on our net income (loss).

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

Premium Revenue

Health Premiums

Health insurance policies issued by the Company are considered long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for health policies issued within prescribed guidelines and with the approval of state insurance regulatory authorities. Insurance premiums for health policies are recognized as earned over the premium payment periods of the policies. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs.

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

Commission Revenues

Insphere and its agents distribute insurance products underwritten by the Company’s insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated insurance companies. The Company earns commissions for third-party insurance products sold by Insphere agents. The majority of our commission revenue is derived from insurance policies and association memberships that are billed monthly. The Company also receives a small percentage of commission revenue based on quarterly, semi-annual, and annual billing modes. For all billing modes, the commission revenue is recognized as earned on a monthly basis beginning with the effective date of the insurance policy and continues as long as the policy continues to pay premium. For single premium annuity commission revenue, and other commissions that are received on a one-time basis, commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The commission revenue is net of the policy cancellation reserve which is based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification concerning matters necessitating such adjustments from the insurance companies. Production bonuses, volume overrides and contingent commissions are recognized when determinable, either (i) when such commissions are received from insurance companies, (ii) when we receive formal notification of the amount of such payments or (iii) when the amounts of such payments can be reasonably estimated.

Acquisition Costs

Deferred Acquisition Costs (“DAC”)

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

Claims Liabilities

We establish liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, the claims liabilities estimate is determined which is expected to be adequate under reasonably likely circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. We do not develop ranges in the setting of the claims liabilities reported in the financial statements.

The majority of our claims liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

For the majority of health insurance products offered through the Commercial Health Division, we establish the claims liabilities using the modified incurred date. Under the modified incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service.

Beginning in 2008, the Commercial Health Division began using date of service as opposed to the original incurred date to establish the claims liabilities for new contracts introduced or updated in or after 2008.

In estimating the ultimate level of claims for the most recent incurral months, we use what we believe are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on our financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur each quarter and are sometimes significant.

We believe that the recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. We use our own experience as appropriate and rely on industry loss experience as necessary in areas where our data is limited. Our estimate of claim liabilities represents management’s best estimate of the liability as of December 31, 2010.

The completion factors and loss ratio estimates in the most recent incurred months are the most significant factors affecting the estimate of the claim liability. We believe that the greatest potential for variability from estimated results is likely to occur at the Commercial Health Division. The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2010 unpaid claim liability for the Commercial Health Division. The scenarios selected are reasonable based on past experience, however future results may differ.

Completion Factor(a)		Loss Ratio Estimate(b)
	Increase (Decrease)		Increase (Decrease)
Increase (Decrease)	in Estimated Claim	Increase (Decrease)	in Estimated Claim
in Factor	Liability	in Ratio	Liability
	(In thousands)		(In thousands)

0.015	$(21,574)	6	$9,452
0.010	(15,541)	4	6,301
0.005	(8,396)	2	3,151
(0.005)	8,813	(2)	(3,151)
(0.010)	17,712	(4)	(6,301)
(0.015)	26,698	(6)	(9,452)

(a)	Impact due to change in completion factors for incurred months prior to the most recent five months.

(b)	Impact due to change in estimated loss ratio for the most recent five months.

Changes in Commercial Health Claim Liability Estimates

The Commercial Health Division reported particularly favorable experience development during the reporting periods on claims incurred in prior years in the reported values of subsequent years (see Note 8 of Notes to Consolidated Financial Statements for discussion of claims liability development experience). A significant portion of the favorable experience development was attributable to the recognition that the claims payment patterns used in establishing the completion factors were no longer reflective of the expected future claims payment patterns underlying the claim liability. As a result, we refined the estimates and assumptions used in calculating the claims liabilities estimate to accommodate the changing patterns as they emerge.

During the third quarter of 2010, we updated the completion factors to reflect more recent patterns of claim payments. Throughout 2010, we have seen an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, we used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. We will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.

During the fourth quarter of 2010, we revised the loss development technique for the most recent incurral months. We revised our technique to use a Bornhuetter-Ferguson calculation which weights a completion factor estimate with an exposure-based estimate. The weights used are the completion factors, which results in a reserve estimate that is the reciprocal of the completion factor times the exposure-based estimate. The exposure-based estimate is the earned premium multiplied by the anticipated loss ratio, which in most cases is the 12-month average loss ratio for the months prior to the most recent incurral months. As a result of this revision, during the fourth quarter of 2010, we recognized a decrease in claim liabilities of $10.2 million.

The estimate with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment. During the fourth quarter of 2009, based on a review of the claims processing for state mandated benefits (which review is expected to be completed by the first half of 2011), we refined the claim liability estimate related to state mandated benefits. Based on this review of submitted charges for state mandated benefits, we recorded a claim liability estimate of $23.9 million ($25.7 million including loss adjustment expense).

During 2010, we adjusted the estimated claim liability established in the fourth quarter of 2009 related to the review of claims processing for state mandated benefits based upon actual results from reprocessing approximately 81% of these claims. As a result of this refinement, during 2010, we recognized a decrease in the claims liabilities of $19.6 million.

No additional refinements to the claim liability estimation techniques were found to be necessary during 2008 over and above the regular update of the completion factors, the impact of which was included in the benefit expense.

Accounting for ISOP

Historically, we have sponsored a series of stock accumulation plans established for the benefit of our independent insurance agents and independent sales representatives. In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, these plans were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”). Generally, unvested benefits under the ISOP vest in January of each year. We have established a liability for future unvested benefits under the ISOP, and we adjust such liability based on the fair value of our common stock. As such, we have experienced, and will continue to experience, unpredictable stock-based compensation charges, depending upon fluctuations in the fair value of HealthMarkets common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in our earnings (see Note 13 of Notes to Consolidated Financial Statements).

Deferred Taxes

We record deferred tax assets to reflect the impact of temporary differences between the financial statement carrying amounts and tax basis of assets. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Loss Contingencies

We are subject to proceedings and lawsuits related to insurance claims, regulatory issues, and other matters (see Note 16 of Notes to Consolidated Financial Statements). We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue.

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

The sensitivity analysis model decreases the gain in fair value of market sensitive instruments by $21.1 million based on a 100 basis point increase in interest rates as of December 31, 2010. This decreased value only reflects the impact of an interest rate increase on the fair value of our financial instruments.

We use interest rate swaps as part of our risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with $100.0 million of the $362.5 million term loan debt. Approximately $329.5 million of our remaining outstanding debt at December 31, 2010 was exposed to the fluctuation of the three-month London Inter-bank Offer Rate (LIBOR) and is comprised of the term loan, UICI Capital Trust I note and the HealthMarkets Capital Trust I note. The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), our interest expense would change by approximately $3.3 million.

Our Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from our in-house investment management team. The internal investment management team directly manages the investment assets.

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

Fixed maturity securities represented 64.6% and 66.5% of our total investments at December 31, 2010 and 2009, respectively. At December 31, 2010, fixed maturity securities consisted of the following:

	December 31, 2010
		% of Total
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)

U.S. and U.S. Government agencies	$56,266	8.3%
Corporate bonds and municipals	402,883	59.3%
Mortgage-backed securities issued by U.S. Government agencies and authorities	78,076	11.5%
Other mortgage and asset backed securities	55,788	8.2%
Other	86,392	12.7%

Total fixed maturity securities	$679,405	100.0%

Corporate bonds, included in the fixed maturity portfolio, consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds held by its insurance company subsidiaries to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2010, the largest concentration in any one investment grade corporate bond held by an insurance company subsidiary was $101.3 million ($94.8 million face value), which represented 9.6% of total invested assets. This security was received as payment on the sale of our Student Insurance Division. To limit its credit risk, we have taken out $75.0 million of credit default insurance on this bond, reducing our default exposure to $19.8 million, or 1.9% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.7 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%. Additionally, due primarily to long standing conservative investment guidelines, our direct exposure to sub prime investments is 0.4% of investments.

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

A quality distribution for fixed maturity securities at December 31, 2010 is set forth below:

	December 31, 2010
		% of Total
	Carrying	Carrying
Rating	Value	Value
	(Dollars in thousands)

U.S. Government and AAA	$222,272	32.7%
AA	67,134	9.9%
A	103,750	15.3%
BBB	261,900	38.5%
Less than BBB	24,349	3.6%

	$679,405	100.0%

We regularly monitor our investment portfolio to attempt to minimize our concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of our aggregate investment portfolio at December 31, 2010 and 2009, excluding investments in U.S. Government securities:

	December 31,
	2010		2009
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
		(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$101,301	9.6%	$93,531	8.2%
Cigna Corporation(2)	86,392	8.2%	—	—
Exelon	14,944	1.4%	14,828	1.3%
Issuer — Short-term investments(3):
Fidelity Institutional Money Market	$208,208	19.8%	$205,117	18.0%
Fidelity Institutional Government Fund	94,277	9.0%	87,663	7.7%
First American Treasury Obligations Fund	37,767	3.6%	42,207	3.7%

(1)	Represents $94.8 million face value security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006. To reduce our credit risk, we have taken out $75.0 million of credit default insurance on this security, reducing our default exposure to $19.8 million.

(2)	Represents $78.4 million face value security received from the purchaser as consideration upon sale of our former Star HRG Division in July 2006. This security is held in a bankruptcy remote entity with the Company’s exposure limited to its residual investment of approximately $7.3 million at December 31, 2010. The bankruptcy remote entity, Grapevine Finance LLC, was not included in the consolidated financial statements prior to 2010. See Note 9 of Notes to Consolidated Financial Statements.

(3)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. However, internal control systems, no matter how well designed cannot provide absolute assurance. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Company’s Information Statement to be filed in connection with the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. The Code is available free of charge on our website at www.healthmarketsinc.com and in print to any stockholder who sends a request for a paper copy to: Corporate Secretary, HealthMarkets, Inc., 9151 Boulevard 26, North Richland Hills, Texas 76180. We intend to include on our website any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.	Executive Compensation

See the Company’s Information Statement to be filed in connection with the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note 15 of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2011 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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
Chief Executive Officer

Date: March 15, 2011

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP J. HILDEBRAND* Phillip J. Hildebrand	Chief Executive Officer and Director	March 15, 2011

/s/ KENNETH J. FASOLA* Kenneth J. Fasola	President, Chief Operating Officer and Director	March 15, 2011

/s/ K. ALEC MAHMOOD K. Alec Mahmood	Senior Vice President and Chief Financial Officer	March 15, 2011

/s/ CONNIE PALACIOS* Connie Palacios	Vice President, Controller and Principal Accounting Officer	March 15, 2011

/s/ CHINH E. CHU* Chinh E. Chu	Chairman of the Board	March 15, 2011

/s/ JASON K. GIORDANO* Jason K. Giordano	Director	March 15, 2011

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	March 15, 2011

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 15, 2011

/s/ DAVID K. MCVEIGH* David K. McVeigh	Director	March 15, 2011

/s/ SUMIT RAJPAL* Sumit Rajpal	Director	March 15, 2011

Signature		Title	Date

/s/ STEVEN J. SHULMAN* Steven J. Shulman		Director	March 15, 2011

/s/ R. NEAL POMROY* R. Neal Pomroy		Director	March 15, 2011

*By:	/s/ K. ALEC MAHMOOD K. Alec Mahmood (Attorney-in-fact)	Attorney-in-fact	March 15, 2011

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FOR THE YEAR ENDED DECEMBER 31, 2010

HEALTHMARKETS, INC.

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
HealthMarkets, Inc.:

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 2 to the consolidated financial statements, in 2010 the Company changed its method of accounting for qualifying special purpose entities and variable interest entities and in 2009, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

KPMG LLP

Dallas, Texas
March 15, 2011

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2010 — $644,661; 2009 — $742,630)	$679,405	$756,180
Equity securities, at fair value (cost: 2010 — $0; 2009 — $234)	—	234
Trading securities, at fair value	—	9,893
Short-term and other investments	373,023	371,534

Total investments	1,052,428	1,137,841
Cash and cash equivalents	12,874	17,406
Student loan receivables	60,312	69,911
Restricted cash	13,170	8,647
Investment income due and accrued	7,139	10,464
Reinsurance recoverable — ceded policy liabilities	363,243	361,305
Agent and other receivables	32,508	26,390
Deferred acquisition costs	32,689	64,339
Property and equipment, net	43,738	48,690
Goodwill and other intangible assets	82,331	85,973
Recoverable federal income taxes	3,443	17,879
Other assets	15,776	22,653

	$1,719,651	$1,871,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$453,773	$462,217
Claims	208,675	339,755
Unearned premiums	34,862	46,309
Other policy liabilities	7,687	8,247
Accounts payable and accrued expenses	38,131	65,692
Other liabilities	58,868	74,929
Deferred federal income taxes payable	58,883	51,978
Debt	553,420	481,070
Student loan credit facility	68,650	77,350
Net liabilities of discontinued operations	1,574	1,752

	1,484,523	1,609,299
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,281,859 issued and 28,256,028 outstanding at December 31, 2010; 27,608,371 issued and 27,608,371 outstanding at December 31, 2009. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,762,100 outstanding at December 31, 2010; 4,026,104 issued and 2,565,874 outstanding at December 31, 2009	323	316
Additional paid-in capital	54,772	42,342
Accumulated other comprehensive income	21,981	3,739
Retained earnings	178,313	246,427
Treasury stock, at cost (25,831 Class A-1 common shares and 1,264,004 Class A-2 common shares at December 31, 2010; -0- Class A-1 common shares and 1,460,230 Class A-2 common shares at December 31, 2009)	(20,261)	(30,625)

	235,128	262,199

	$1,719,651	$1,871,498

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

REVENUE
Health premiums	$735,538	$977,568	$1,262,412
Life premiums and other considerations	1,913	2,381	38,024

	737,451	979,949	1,300,436
Investment income	42,246	43,166	67,728
Other income	76,906	62,401	80,659
Total other-than-temporary impairment losses	(765)	(4,785)	(25,957)
Portion of loss recognized in other comprehensive income (before taxes)	—	281	—

Net impairment losses recognized in earnings	(765)	(4,504)	(25,957)
Realized gains, net	5,815	2,385	2,099

	861,653	1,083,397	1,424,965
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	366,644	584,878	856,995
Underwriting, acquisition and insurance expenses (includes amounts paid to related parties of $517, $5,893 and $1,309 in 2010, 2009 and 2008, respectively)	173,830	338,028	494,077
Other expenses, (includes amounts paid to related parties of $21,412, $15,079 and $16,030 in 2010, 2009 and 2008, respectively)	209,070	98,821	114,094
Interest expense	30,082	32,432	45,179

	779,626	1,054,159	1,510,345

Income (loss) from continuing operations before income taxes	82,027	29,238	(85,380)
Federal income tax expense (benefit)	31,896	11,676	(31,709)

Income (loss) from continuing operations	50,131	17,562	(53,671)
Income from discontinued operations, (net of income tax expense of $36, $88 and $116 in 2010, 2009 and 2008, respectively)	66	162	216

Net income (loss)	$50,197	$17,724	$(53,455)

Basic earnings per share:
Income (loss) from continuing operations	$1.69	$0.59	$(1.78)
Income from discontinued operations	0.00	0.01	0.01

Net income (loss) per share, basic	$1.69	$0.60	$(1.77)

Diluted earnings per share:
Income (loss) from continuing operations	$1.64	$0.58	$(1.78)
Income from discontinued operations	0.00	0.01	0.01

Net income (loss) per share, diluted	$1.64	$0.59	$(1.77)

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total
	(In thousands)

Balance at December 31, 2007	$310	$55,754	$(13,132)	$281,141	$(17,813)	$306,260
Comprehensive income:
Net loss	—	—	—	(53,455)	—	(53,455)
Change in unrealized gains and losses on securities	—	—	(39,305)	—	—	(39,305)
Change in unrealized losses on cash flow hedging relationship	—	—	(5,022)	—	—	(5,022)
Deferred income tax benefit	—	—	15,489	—	—	15,489

Other comprehensive loss	—	—	(28,838)	(53,455)	—	(82,293)

Issuance of common stock	—	(2,534)	—	—	15,086	12,552
Vesting of Agent Plan credits	—	(328)	—	—	15,504	15,176
Exercise stock options and issuance of restricted shares	—	(2,837)	—	—	3,172	335
Stock-based compensation	—	4,527	—	—	—	4,527
Stock-based compensation tax expense	—	(578)	—	—	—	(578)
Purchase of treasury stock	—	—	—	—	(58,054)	(58,054)

Balance at December 31, 2008	$310	$54,004	$(41,970)	$227,686	$(42,105)	$197,925

Comprehensive income (loss):
Net income	—	—	—	17,724	—	17,724
Change in unrealized gains and losses on securities	—	—	64,488	—	—	64,488
Change in unrealized gains on cash flow hedging relationship	—	—	7,399	—	—	7,399
Deferred income tax expense	—	—	(25,161)	—	—	(25,161)

Other comprehensive income	—	—	46,726	17,724	—	64,450

Adjustment to beginning balance, net of tax(1)	—	—	(1,017)	1,017	—	—
Issuance of common stock	6	(6,674)	—	—	14,673	8,005
Vesting of Agent Plan credits	—	(5,796)	—	—	12,737	6,941
Issuance of restricted shares	—	(5,222)	—	—	5,222	—
Stock-based compensation	—	7,703	—	—	—	7,703
Stock-based compensation tax expense	—	(1,673)	—	—	—	(1,673)
Purchase of treasury stock	—	—	—	—	(21,152)	(21,152)

Balance at December 31, 2009	$316	$42,342	$3,739	$246,427	$(30,625)	$262,199

Comprehensive income (loss):
Net income	—	—	—	50,197	—	50,197
Change in unrealized gains and losses on securities	—	—	22,311	—	—	22,311
Change in unrealized gains on cash flow hedging relationship	—	—	5,750	—	—	5,750
Deferred income tax expense	—	—	(9,819)	—	—	(9,819)

Other comprehensive income	—	—	18,242	50,197	—	68,439

Adjustment to beginning balance(2)	—	—	—	1,203	—	1,203
Dividends	—	—	—	(119,514)	—	(119,514)
Issuance of common stock	2	(3,620)	—	—	10,662	7,044
Vesting of Agent Plan credits	—	(1,548)	—	—	8,457	6,909
Issuance of restricted shares	5	(968)	—	—	963	—
Stock-based compensation	—	19,689	—	—	—	19,689
Stock-based compensation tax expense	—	(1,123)	—	—	—	(1,123)
Purchase of treasury stock	—	—	—	—	(9,718)	(9,718)

Balance at December 31, 2010	$323	$54,772	$21,981	$178,313	$(20,261)	$235,128

(1)	The adjustments represent the implementation effects upon adoption of SFAS FSP No. 115-2, which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.

(2)	The adjustments represent the inclusion of Grapevine Finance, LLC into the consolidated results upon adoption of ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. See Note 9 of Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities
Net income (loss)	$50,197	$17,724	$(53,455)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from discontinued operations	(66)	(162)	(216)
Realized gains, net	(5,050)	1,623	23,858
Change in deferred income taxes	(2,914)	3,323	(45,749)
Depreciation and amortization	23,219	30,906	29,711
Amortization of prepaid monitoring fees	15,000	12,500	12,500
Equity based compensation expense (benefit)	18,180	12,538	1,943
Other items, net	14,737	11,418	15,117
Changes in assets and liabilities:
Investment income due and accrued	1,720	169	2,621
Reinsurance recoverable — ceded policy liabilities	(1,938)	23,496	(315,980)
Other receivables	(4,395)	8,173	27,630
Deferred acquisition costs	31,650	7,812	125,828
Prepaid monitoring fees	(15,000)	(12,500)	(12,500)
Current income tax recoverable	14,436	(7,702)	(6,425)
Policy liabilities	(147,017)	(111,724)	(9,007)
Other liabilities, accounts payable and accrued expenses	(26,130)	(11,850)	(15,225)

Cash used in continuing operations	(33,371)	(14,256)	(219,349)
Cash used in discontinued operations	(112)	(296)	(211)

Net cash used in operating activities	(33,483)	(14,552)	(219,560)

Investing Activities
Securities available for sale
Purchases	(38,078)	(70,407)	(27,262)
Sales	138,777	92,043	325,838
Maturities, calls and redemptions	83,318	92,089	140,803
Student loan receivables	8,640	8,791	10,335
Short-term and other investments, net	(1,033)	(161,305)	(75,980)
Purchases of property and equipment	(9,542)	(10,076)	(17,180)
Net cash (out flow) proceeds from acquisition and disposition of subsidiaries	(45)	(440)	4,666
Change in restricted cash	(1,337)	(766)	175
Decrease (increase) in agent receivables	(9,480)	433	2,436
Other	—	—	615

Net cash provided by (used in) investing activities	171,220	(49,638)	364,446

Financing Activities
Repayment of student loan credit facility	(8,700)	(8,700)	(11,350)
Change in cash overdraft.	(6,804)	9,571	—
Increase in investment products	(4,514)	(4,794)	(1,761)
Proceeds from stock option exercises	—	—	335
Excess tax benefits from equity-based compensation	(1,123)	(1,673)	(578)
Proceeds from shares issued to agent plans and other	7,044	8,005	12,552
Purchase of treasury stock	(9,718)	(21,152)	(58,054)
Dividends paid to shareholders	(118,454)	—	—

Net cash used in financing activities	(142,269)	(18,743)	(58,856)

Net change in cash and cash equivalents	(4,532)	(82,933)	86,030
Cash and cash equivalents at beginning of period	17,406	100,339	14,309

Cash and cash equivalents at end of period in continuing operations	$12,874	$17,406	$100,339

Supplemental disclosures of cash flow information:
Interest paid (exclusive of the student loan credit facility)	$27,594	$31,445	$34,930

Interest paid under the student loan credit facility	$—	$985	$3,618

Federal income taxes paid, net of refunds	$21,532	$21,009	$19,563

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

The consolidated financial statements include the accounts of HealthMarkets, Inc. and its subsidiaries, which are collectively referred to as the “Company” or “HealthMarkets.” HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries and Insphere Insurance Solutions, Inc. (“Insphere”) (see Note 20 of Notes to Consolidated Financial Statements for condensed financial information of HealthMarkets, LLC).

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

A group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners (the “Private Equity Investors”) in the aggregate own approximately 85.8% of the Company’s outstanding shares. See Note 15 of Notes to Consolidated Financial Statements.

Business Segments

The Company operates four business segments: Insurance, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division, as well as the residual operations from the disposition of other businesses prior to 2010. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Nature of Operations

Through the Company’s Commercial Health Division, HealthMarkets’ insurance company subsidiaries issue primarily health insurance policies covering individuals, families, the self-employed and small businesses. HealthMarkets’ plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organizations (“PPO”) features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Historically, the Company marketed these products to the self-employed and individual markets through independent agents contracted with its insurance company subsidiaries. In the third quarter of 2010, the Company discontinued marketing its health benefit plans in all but a limited number of states in which Insphere, a subsidiary, does not currently have access to third-party health insurance products. The Company will continue to focus its efforts on selling products underwritten by third-party carriers as well as association products and marketing its own supplemental insurance products.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small business and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of January 2011, Insphere had offices in 33 states with approximately 2,950 independent agents, of which approximately 1,800 agents on average write health insurance applications each month. Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company and Aetna, for which Insphere distributes individual health insurance products, and Humana, for which Insphere distributes individual health insurance products and Medicare Advantage plans. Insphere also distributes supplemental insurance, life and annuity, long-term care and retirement insurance products for a variety of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries.

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

In 2007, HealthMarkets initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, the Company began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by the Company’s Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year.

Prior to HealthMarkets’ exit from the Life Insurance Division business, the Company distributed its life insurance products to the middle income individuals in the self-employed market, the Hispanic market and the senior market through marketing relationships with two independent marketing companies and independent agents contracted with its insurance company subsidiaries. The Company ceded substantially all of the insurance policies associated with the Company’s Life Insurance Division business effective July 1, 2008.

See Note 18 of Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisitions and dispositions.

Concentrations

Through its Commercial Health Division, the Company’s insurance subsidiaries provide health insurance products. Historically, a substantial portion of these products were issued to members of independent membership associations that act as the master policyholder for such products, including the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. Beginning in 2010, in the limited number of states where the Company’s insurance subsidiaries continue to offer its health benefit plans, these plans are offered to the individual market directly and not through associations. Association products continue to be offered, on both a stand-alone basis and sold together with health benefit plans, through Insphere.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2010, the Company issued approximately 40% and 13% of its new policies through AAS and AFS, respectively. The remaining 47% were individual policies not issued through a membership association. As discussed above, in the third quarter of 2010, the Company discontinued marketing its health benefit plans in all but a limited number of states in which Insphere, a subsidiary, does not currently have access to third-party health insurance products. The Company will continue to focus its efforts on selling products underwritten by third-party carriers as well as marketing its own supplemental insurance products.

Additionally, during the year ended December 31, 2010, the Company generated approximately 56% of its health premium revenue from the following 10 states:

Percentage

California	14%
Texas	7%
Florida	6%
Massachusetts	6%
Illinois	5%
Maine	5%
Washington	4%
North Carolina	3%
Pennsylvania	3%
Georgia	3%

56%

On August 26, 2009, MEGA, Mid-West and Chesapeake entered into a regulatory settlement agreement with the Massachusetts Division of Insurance to resolve all outstanding matters stemming from a 2006 regulatory settlement agreement and to resolve all issues identified in subsequent reviews and/or re-examinations conducted through February 2009. On August 31, 2009, the Company, MEGA and Mid-West entered into a consent agreement with the Commonwealth of Massachusetts settling the matter entitled Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company, pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411-F. As a result of these settlements, the Company’s insurance subsidiaries are prohibited from offering any new health benefit plans in Massachusetts on or after October 1, 2009.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 12 of Notes to Consolidated Financial Statements for net income and statutory surplus from insurance company subsidiaries as determined using statutory accounting practices. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge of current events and actions that the Company may take in the future. As such, actual results may differ from these estimates. The Company believes its critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These critical accounting policies are as follows:

•	the valuations of certain assets and liabilities require fair value estimates;

•	the recognition of premium revenue;

•	the recognition of commission revenue;

•	the estimate of claim liabilities;

•	the realization of deferred acquisition costs;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	stock-based compensation plan forfeitures;

•	the realization of deferred taxes;

•	reserves for contingencies, including reserves for losses in connection with unresolved legal and regulatory matters; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Investments

The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, collateralized debt obligations and municipal auction rate securities and bonds, which are classified as either “available for sale” or “trading” on the Company’s consolidated balance sheet and reported at fair value. Equity securities consist of common stock, which are carried at fair value and prior to December 31, 2010 one security accounted for under the equity method, which

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not require fair value disclosure under the provisions of ASC 820. The security accounted for under the equity method was sold during 2010. Short-term investments primarily consist of highly liquid money market funds and are generally carried at cost, which approximates fair value. Other investments primarily consist of investments in equity investees which are accounted for under the equity method of accounting. In addition, short-term and other investments contain one alternative investment recorded at fair value.

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

Realized gains and losses on sales of investments are recognized in net income (loss) on the specific identification basis. Unrealized investment gains and losses on available for sale securities, net of applicable deferred income tax, are reported in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets as a separate component of stockholders’ equity and accordingly, have no effect on net income (loss). Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated statements of operations.

Purchases and sales of short-term financial instruments are part of investing activities, and not necessarily a part of the cash management program. Short-term financial instruments are classified as “Investments” on the consolidated balance sheets and are included in investing activities in the consolidated statements of cash flows.

Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, the Company assesses whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its remaining amortized cost basis, the Company will determine the amount of impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the consolidated statements of operations. OTTI losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets as a separate component of stockholders’ equity and accordingly, have no effect on net income (loss).

During 2009, upon adoption of FASB Staff Position FAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was codified into ASC 320, the Company recorded a cumulative-effect adjustment for debt securities held at adoption for which an OTTI had been previously recognized. The Company recognized such tax-effected cumulative effect of initially applying this guidance as an adjustment to “Retained earnings” for $1.0 million, net of tax, with a corresponding adjustment to “Accumulated other comprehensive income.”

See Note 4 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company classifies unrestricted cash on deposit in banks and amounts invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents on its consolidated balance sheets.

Student Loan Receivables

Student loans receivables consist of student loans issued through the Company’s Student Loan business and are carried at their unpaid principal balances, less any applicable allowance for losses, which approximated fair value at December 31, 2010 and 2009. See Note 5 of Notes to Consolidated Financial Statements.

Restricted Cash

The Company’s restricted cash consists primarily of cash and cash equivalents held by a bankruptcy-remote special purpose entity to be used exclusively for the repayment of existing student loan borrowings. Additionally, restricted cash includes amounts utilized for purposes of servicing the Grapevine Finance LLC debt. See Note 9 of Notes to Consolidated Financial Statements.

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

Agent and other receivables

Agent and other receivables primarily consists of amounts due from agents for advanced commissions paid, reinsurance receivables from other insurance companies and membership fees and dues from membership associations that make available the Company’s health insurance products to their members. Receivables are stated net of an estimated allowance for doubtful accounts. Agent and other receivables consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Agent receivables	$20,312	$14,657
Reinsurance receivable	2,291	2,472
Due from associations	2,561	2,839
Other receivables	12,341	8,716
Allowance for losses	(4,997)	(2,294)

	$32,508	$26,390

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for potential losses that could result from defaults or write-downs on various assets, which are estimated based on historical collections, as well as management’s judgment regarding the likelihood to collect such amounts, The allowance for losses consists of the following:

	December 31,
	2010	2009
	(In thousands)

Student loan receivables	$4,108	$12,032
Agent receivables	4,997	2,294

	$9,105	$14,326

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

Set forth below is an analysis of deferred costs of policies issued and the related deferral and amortization in each of the years then ended:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Deferred costs of policies issued:
Beginning of year	$64,339	$72,151	$197,019
Additions	20,648	80,556	101,819
Disposals (sale of Life Insurance Division)	—	—	(100,290)
Amortization	(52,298)	(88,368)	(126,397)

End of year	$32,689	$64,339	$72,151

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and depreciated on a straight-line basis over their estimated useful lives (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). Depreciation expense related to property and equipment was $14.5 million, $24.6 million and $23.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009 property and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Land and improvements	$2,400	$2,400
Buildings and leasehold improvements	33,677	33,552
Software	111,991	103,623
Furniture and equipment	43,696	43,270

	191,764	182,845
Less accumulated depreciation	148,026	134,155

Property and equipment, net	$43,738	$48,690

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

Capitalized Debt Issuance Costs

Debt issuance costs primarily represent legal fees associated with the issuance of the term loan credit facility and the trust preferred securities, which were capitalized and recorded in “Other assets” on the consolidated balance sheets. These costs are amortized as interest expense over the life of the underlying debt using the effective interest

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, which is recorded in “Interest expense” on the consolidated statements of operations. See Note 9 of Notes to Consolidated Financial Statements.

Future Policy and Contract Benefits

With respect to accident and health insurance, future policy benefits are primarily attributable to a return-of-premium (“ROP”) rider that the Company has issued with certain Commercial Health policies. The Company records an ROP liability to fund its longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis.

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

At the inception of a derivative contract, the Company formally documents qualifying hedged transactions and hedging instruments. On a quarterly basis, the Company assesses whether the hedged instruments are effective in offsetting changes in cash flows of the hedged transactions. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. The effective

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of changes in the fair value is recorded in “Change in unrealized gains on cash flow hedging relationship” on the consolidated statements of stockholders’ equity and comprehensive income (loss), and is recognized in the consolidated statements of operations when the hedged item affects results of operations. Derivative gains and losses not effective in hedging the expected cash flows are recognized immediately in earnings and are included in “Investment income” on the Company’s consolidated statements of operations.

If it is determined that an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting, prospectively. When hedge accounting is discontinued, the Company continues to carry the derivative instrument at fair value on the consolidated balance sheet, with changes in the fair value recognized in the consolidated results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective, the amount remaining in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet is amortized into earnings over the remaining life of the derivative. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet are recognized immediately in the consolidated results of operations.

See Note 10 of Notes to Consolidated Financial Statements.

Book overdraft

Under our cash management system, checks issued but not yet presented to banks frequently result in overdraft balances for accounting purposes and are classified as “Accounts payable and accrued expenses” in the consolidated balance sheets. Changes in book overdrafts from period to period are reported in the consolidated statement of cash flows as a financing activity.

Recognition of Premium Revenues and Costs

Health Premiums

Health insurance policies issued by the Company are considered long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for health policies issued within prescribed guidelines and with the approval of state insurance regulatory authorities. Insurance premiums for health policies are recognized as earned over the premium payment periods of the policies. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are charged to expense include benefit claims incurred in the period in excess of related contract balances and interest credited to contract balances.

Other Income

Other income primarily consists of commission revenue as discussed below and income derived by the Commercial Health Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products. Income is recognized as services are provided.

Recognition of Commission Revenues

Insphere and its agents distribute insurance products underwritten by the Company’s insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated insurance companies. The Company earns commissions for third-party insurance products sold by Insphere agents. The majority of our commission revenue is derived from insurance policies and association memberships that are billed monthly. The Company also receives a small percentage of commission revenue based on quarterly, semi-annual, and annual billing modes. For all billing modes the commission revenue is recognized as earned on a monthly basis beginning with the effective date of the insurance policy and continues as long as the policy continues to pay premium. For single premium annuity commission revenue, and other commissions that are received on a one-time basis commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The commission revenue is net of the policy cancellation reserve which is based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification concerning matters necessitating such adjustments from the insurance companies. Production bonuses, volume overrides and contingent commissions are recognized when determinable, either (i) when such commissions are received from insurance companies, (ii) when we receive formal notification of the amount of such payments or (iii) when the amounts of such payments can be reasonably estimated.

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with the issuance, maintenance and administration of in-force insurance policies. Set forth below is additional information concerning underwriting, acquisition and insurance expenses for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Amortization of deferred policy acquisition costs	$52,298	$88,368	$126,502
Administrative expenses	93,335	215,650	331,746
Premium taxes	19,684	25,542	29,942
Commissions	7,972	6,028	11,006
Intangible asset amortization	2,223	1,582	1,639
Variable stock compensation expense (benefit)	(1,682)	858	(6,758)

	$173,830	$338,028	$494,077

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2010 and 2009, the Company had accrued and reported in “Other liabilities” on its consolidated balance sheets, $3.6 million and $3.7 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to ten years. The Company incurred guaranty fund and other health related assessments of $4.1 million, $5.0 million and $2.1 million in 2010, 2009 and 2008, respectively, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statements of operations.

Advertising Expense

During 2010, 2009 and 2008, the Company incurred advertising costs of $7,000, $1.1 million and $2.3 million, respectively. These amounts were expensed as incurred, and are included in “Underwriting, acquisition and insurance expenses” on the Company’s consolidated statements of operations. The decrease in 2010 in advertising expense is due to the Company’s exclusive use of a third-party vendor to generate leads. Prior to 2010, the Company used both advertising and third-party vendors to generate leads for its agents.

Stock-Based Compensation

The Company accounts for its employee stock compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Employee stock options and restricted share awards are expensed at their grant date fair value. Employee awards with a cash settlement feature are re-measured each financial reporting date, based on the current share price of the Company’s stock, until settlement of the award. The Company has elected to recognize compensation costs for an award with graded vesting on a straight-line basis over the requisite service period for the entire award. As required under the guidance, the cumulative amount of compensation cost that the Company has recognized at any point in time is not less than the portion of the grant-date fair value of the award that is vested at that date.

The Company accounts for its non-employee stock compensation in accordance with FASB ASC Topic 505 Equity Subtopic 50 Equity-Based Payments to Non-Employees. Non-employee awards are initially expensed at grant date fair value. Compensation cost is re-measured at each financial reporting date, based on the current share price of the Company’s stock, until settlement of the award. The Company recognized compensation costs on a straight-line basis over the requisite service period for the entire award for plans effective after January 1, 2006. Compensation cost for plans effective before January 2006 is recognized over the required service period for each separately vesting portion of the award as if the award was multiple awards. See Note 13 of Notes to Consolidated Financial Statements

Other Expenses

Other expenses consist primarily of direct expenses incurred by the Company in connection with generating other income at the Commercial Health Division and commission revenue at Insphere.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. In the event that the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Interest and penalties associated with uncertain income tax positions are classified as income taxes in the Company’s consolidated financial statements. See Note 11 of Notes to Consolidated Financial Statements.

Discontinued Operations

The Company reports the results of its former Special Risk Division operations reports as discontinued operations.

The Company’s reported results from discontinued operations for the years ended December 31, 2009 and 2008 also reflected the recognition of part of the deferred gain recorded on the 2004 sale of Academic Management Services’ remaining uninsured student loans.

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and other shares using the treasury stock method. See Note 14 of Notes to Consolidated Financial Statements.

Reclassification

Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 financial statement presentation.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exits. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in ASC 350 Intangibles — Goodwill and Others, paragraph 20-35-30, which requires that goodwill of a reporting unit must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new guidance is effective for reporting periods beginning after December 15, 2010. The Company has not yet determined the impact that the adoption of this guidance will have on its financial position and results of operations.

In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) providing guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The guidance specifies that incremental direct costs of contract acquisition attributable to successful efforts should be included as deferred acquisition costs. The guidance also specifies that deferred acquisition costs include advertising costs only when the direct-response advertising

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting criteria are met. The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted. If application of the guidance would result in the capitalization of acquisition costs that had not previously been capitalized prior to adoption, the entity may elect not to capitalize those additional costs. The Company is in process of evaluating the impact of adoption on the Company’s results of operations and financial position.

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

On January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provides amendments to FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation. ASU 2009-17 modifies financial reporting for variable interest entities (“VIEs”). Under this guidance, companies are required to perform a periodic analysis to determine whether their variable interest must be consolidated by the Company. Additionally, Companies must disclose significant judgments and assumptions made when determining whether it must consolidate a VIE. Upon adoption, the Company determined that Grapevine Finance, LLC (“Grapevine”) is a VIE and, as such, the Company began consolidating the activities of Grapevine on January 1, 2010. See Note 9 of Notes to Consolidated Condensed Financial Statements.

On January 1, 2010, the Company adopted ASU No. 2009-16, Accounting for Transfers of Financial Assets and Servicing Assets and Liabilities (“ASU 2009-16”), which provides amendments to FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). ASU 2009-16 incorporates the amendments to SFAS No. 140 made by SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140, into the FASB ASC. ASU 2009-16 provides greater transparency about transfers of financial assets and requires that all servicing assets and servicing liabilities be initially measured at fair value. Additionally, ASU 2009-16 eliminates the concept of a non-consolidated qualifying special-purpose entity (“QSPE”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to QSPEs. Upon adoption, the Company was no longer permitted to account for Grapevine as a QSPE, and instead was required to evaluate its activities under ASU 2009-17. See Note 9 of Notes to Consolidated Financial Statements.

During the first quarter of 2010, the Company adopted ASC Update 2009-12, Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC 2009-12”), which provides amendments to Subtopic 820, Fair Value Measurements and Disclosures (“ASC 820”), for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). See Note 3 of Notes to Consolidated Financial Statements for additional disclosures required under ASC 2009-12.

During the first quarter of 2010, the Company adopted ASC Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Subtopic 820-10 to require new disclosures around the transfers in and out of Level 1 and Level 2 and around activity in Level 3 fair value measurements. Such guidance also provides amendments to ASC 820 which clarifies existing disclosures on the level of disaggregation, inputs and valuation techniques. See Note 3 of Notes to Consolidated Financial Statements for additional fair value measurement disclosures.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $196.3 million of “Corporate debt and other” classified as Level 2 and $916,000 of “Commercial-backed” investments classified as Level 3. The $196.3 million of “Corporate debt and other” investments classified as Level 2 includes $101.3 million of an investment grade corporate bond issued by UnitedHealth Group Inc. (“UnitedHealth Group”) that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 and $86.4 million of an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

U.S. and U.S. Government agencies	$4,611	$51,655	$—	$56,266
Corporate debt and other	—	392,246	—	392,246
Collateralized debt obligations	—	—	—	—
Residential-backed issued by agencies	—	72,684	—	72,684
Commercial-backed issued by agencies	—	5,392	—	5,392
Residential-backed	—	2,410	—	2,410
Commercial-backed	—	44,367	916	45,283
Asset-backed	—	8,095	—	8,095
Municipals	—	97,029	—	97,029
Short-term and other investments(1)	347,121	—	2,000	349,121

	$351,732	$673,878	$2,916	$1,028,526

(1)	Amount excludes $23.9 million of short-term other investments and equity securities which are not subject to fair value measurement.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Liabilities at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Interest rate swaps	$—	$2,367	$—	$2,367
Agent and employee plans	—	—	6,238	6,238

	$—	$2,367	$6,238	$8,605

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

U.S. and U.S. Government agencies	$8,943	$40,847	$—	$49,790
Corporate debt and other	—	344,509	—	344,509
Collateralized debt obligations	—	—	2,905	2,905
Residential-backed issued by agencies	—	105,898	—	105,898
Commercial-backed issued by agencies	—	8,710	—	8,710
Residential-backed	—	3,882	—	3,882
Commercial-backed	—	44,715	1,297	46,012
Asset-backed	—	15,337	465	15,802
Municipals	—	171,434	7,238	178,672
Trading securities	—	—	9,893	9,893
Put options(1)	—	—	657	657
Short-term and other investments(2)	344,011	6,164	937	351,112

	$352,954	$741,496	$23,392	$1,117,842

(1)	Included in “Other assets” on the consolidated balance sheet.

(2)	Amount excludes $20.7 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Interest rate swaps	$—	$8,766	$—	$8,766
Agent and employee plans	—	—	16,651	16,651

	$—	$8,766	$16,651	$25,417

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

The Company also holds one fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of December 31, 2010, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.

During 2010, the Company transferred one security out of Level 3 to Level 2. Prior to 2010, the Company valued this security internally; however, during the first quarter of 2010, the security began being priced by a pricing service. Furthermore, the Company determined there were adequate observable inputs that were sufficient for pricing the security. The Company did not transfer any securities between Level 1 and Level 2 during the twelve months ended December 31, 2010.

Beginning in 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for this particular collateralized debt obligation. The Company continued to fair value this collateralized debt obligation as such during 2009. This security was sold in 2010.

Trading Securities and Put Options

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has funded its entire commitment of $5.0 million to such equity investment. There are no redemption opportunities and the fund will terminate when the underlying collateralized debt obligation deals mature.

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

Agent and Employee Stock Plan

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

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the years ended December 31, 2010 and December 31, 2009, respectively.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value
		For the Year Ended December 31, 2010
		Unrealized			Realized	Transfer
	Beginning	Gains or			Gains or	in/(out) of	Ending
	Balance	(Losses)	Sales	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)

	ASSETS
Collateralized debt obligations	$2,905	$(835)	$(1,541)	$16	$(545)	$—	$—
Commercial-backed	1,297	(19)	(377)	15	—	—	916
Asset-backed	465	—	—	—	—	(465)	—
Municipals	7,238	762	(8,000)	—	—	—	—
Trading securities	9,893	657	(10,550)	—	—	—	—
Put options	657	(657)	—	—	—	—	—
Other invested assets	937	1,117	—	(54)	—	—	2,000

	$23,392	$1,025	$(20,468)	$(23)	$(545)	$(465)	$2,916

	LIABILITIES
Agent and employee stock plans	$16,651	$(375)	$—	$(10,038)	$—	$—	$6,238

(1)	Realized gains (losses) for the period are included in “Realized gains, net” on the Company’s consolidated statement of operations.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Changes in Level 3 Assets and Liabilities Measured at Fair Value
			For the Year Ended December 31, 2009
		Unrealized			Realized	Transfer
	Beginning	Gains or			Gains or	in/(out) of	Ending
	Balance	(Losses)	Sales	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)

	ASSETS
Collateralized debt obligations	$2,585	$1,950	$(7)	$40	$(1,663)	$—	$2,905
Commercial-backed	1,494	133	(350)	20	—	—	1,297
Asset-backed	252	213	—	—	—	—	465
Municipals	6,539	699	—	—	—	—	7,238
Trading securities	11,937	1,968	(4,550)	—	538	—	9,893
Put options	3,163	(1,968)	—	—	(538)	—	657
Other invested assets	476	858	(476)	79	—	—	937

	$26,446	$3,853	$(5,383)	$139	$(1,663)	$—	$23,392

	LIABILITIES
Agent and employee stock plans	$18,158	$6,383	$—	$(7,890)	$—	$—	$16,651

(1)	Realized gains (losses) for the period are included in “Realized gains, net” on the Company’s consolidated statement of operations.

Investments not reported at fair value

Other investments primarily consist of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated balance sheet at cost.

4.	INVESTMENTS

The Company’s investments consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Securities available for sale
Fixed maturities	$679,405	$756,180
Equity securities	—	234
Trading securities	—	9,893
Short-term and other investments	373,023	371,534

Total investments	$1,052,428	$1,137,841

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, available for sale fixed maturities were reported at fair value which was derived as follows:

	December 31, 2010
		Gross	Gross	Non-Credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)

U.S. and U.S. Government agencies	$55,338	$1,006	$(78)	$—	$56,266
Collateralized debt obligations	—	—	—	—	—
Residential-backed issued by agencies	68,932	3,827	(75)	—	72,684
Commercial-backed issued by agencies	5,156	236	—	—	5,392
Residential-backed	2,344	66	—	—	2,410
Commercial-backed	43,261	2,022	—	—	45,283
Asset-backed	8,046	346	(16)	(281)	8,095
Corporate bonds and municipals	383,188	21,133	(1,438)	—	402,883
Other	78,396	7,996	—	—	86,392

Total fixed maturities	$644,661	$36,632	$(1,607)	$(281)	$679,405

	December 31, 2009
		Gross	Gross	Non-Credit-Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)

U.S. and U.S. Government agencies	$48,600	$1,229	$(39)	$—	$49,790
Collateralized debt obligations	2,070	990	(155)	—	2,905
Residential-backed issued by agencies	102,497	3,580	(179)	—	105,898
Commercial-backed issued by agencies	8,337	373	—	—	8,710
Residential-backed	3,934	2	(54)	—	3,882
Commercial-backed	45,054	998	(40)	—	46,012
Asset-backed	16,176	306	(399)	(281)	15,802
Corporate bonds and municipals	509,862	14,626	(6,474)	—	518,014
Other	6,100	—	(933)	—	5,167

Total fixed maturities	$742,630	$22,104	$(8,273)	$(281)	$756,180

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available for sale fixed maturities at December 31, 2010, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturity:
One year or less	$41,529	$42,245
Over 1 year through 5 years	167,937	175,729
Over 5 years through 10 years	183,018	193,876
Over 10 years	124,438	133,691

	516,922	545,541
Mortgage-backed and asset-backed securities	127,739	133,864

Total fixed maturities	$644,661	$679,405

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage-backed and asset-backed securities. At December 31, 2010, the Company had a carrying amount of $133.9 million of mortgage-backed and asset-backed securities, of which $78.1 million were government backed, $51.0 million were rated AAA, $2.7 million were rated AA, $511,000 were rated A, and $1.5 million were rated BBB or less by external rating agencies. At December 31, 2009, the Company had a carrying amount of $183.2 million of mortgage-backed and asset-backed securities, of which $114.6 million were government backed, $57.0 million were rated AAA, $6.1 million were rated AA, $465,000 were rated A, and $5.1 million were rated BBB or less by external rating agencies. Additionally, the Company’s direct exposure to subprime investments is 0.4% of investments.

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2010 and 2009, excluding investments in U.S. Government securities:

	December 31,
	2010		2009
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$101,301	9.6%	$93,531	8.2%
Cigna Corporation(2)	86,392	8.2%	—	—
Exelon	14,944	1.4%	14,828	1.3%
Issuer — Short-term investments(3):
Fidelity Institutional Money Market	$208,208	19.8%	$205,117	18.0%
Fidelity Institutional Government Fund	94,277	9.0%	87,663	7.7%
First American Treasury Obligations Fund	37,767	3.6%	42,207	3.7%

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents $94.8 million face value security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006.

(2)	Represents $78.4 million face value security received from the purchaser as consideration upon sale of our former Star HRG Division in July 2006. Prior to 2010, the bankruptcy remote entity holding this security was not included in the consolidated financial statements.

(3)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities.

As of December 31, 2010, the largest concentration in any one investment grade corporate bond was $101.3 million ($94.8 million face value), which represented 9.6% of total invested assets. This security was received from UnitedHealth Group as payment on the sale of the Company’s former Student Insurance Division. This security is carried at fair value which is derived by a similar publicly traded UnitedHealth Group security. The Company maintains a $75.0 million credit default insurance policy on this bond, reducing its default exposure to $19.8 million, or 1.9% of total invested assets. Additionally the Company holds a $78.4 million face value security received from the purchaser as consideration for the sale of our former Star HRG Division in July 2006. This security is held in a bankruptcy remote entity with the Company’s exposure limited to its residual investment of approximately $7.3 million at December 31, 2010. In addition to the security the Company received a guarantee agreement pursuant to which CIGNA Corporation unconditionally guaranteed the payment when due. This security is carried at fair value which is derived by a similar publicly traded CIGNA security (see Note 9 of Notes to Consolidated Financial Statements). The largest concentration in any one non-investment grade corporate bond was $4.7 million, which represented less than 1% of total invested assets. The largest exposure to any one industry was less than 10%.

Under the terms of various reinsurance agreements, the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $38.1 million and $36.2 million as of December 31, 2010 and 2009, respectively. In addition, the Company’s domestic insurance company subsidiaries had securities with a fair value of $29.1 million on deposit with insurance departments in various states at both December 31, 2010 and 2009.

In 2005, the Company established a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continue to be carried as investment assets on the Company’s balance sheet during the term of the loans and are not reported as sales. The Company’s security lending policy requires that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2010 and 2009, securities on loan to various borrowers totaled $89.4 million and $97.7 million, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Income

A summary of net investment income sources is set forth below:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Fixed maturities	$35,327	$37,716	$54,763
Equity securities	—	56	(121)
Short-term and other investments	3,538	150	4,437
Agent receivables	977	2,513	3,065
Student loan interest income	4,110	4,734	7,493

	43,952	45,169	69,637
Less investment expenses	1,706	2,003	1,909

	$42,246	$43,166	$67,728

Realized Gains and Losses

Realized gains and losses and net impairment losses recognized in earnings and the change in unrealized investment gains and (losses) on fixed maturities, equity security and other investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments
	(In thousands)

For The Year Ended December 31:
2010
Realized	$5,819	$(4)	$—	$5,815
Net impairment losses recognized in earnings	(765)	—	—	(765)
Change in unrealized	21,194	—	1,117	22,311

Combined	$26,248	$(4)	$1,117	$27,361

2009
Realized	$2,674	$33	$(322)	$2,385
Net impairment losses recognized in earnings	(4,504)	—	—	(4,504)
Change in unrealized	63,661	(32)	859	64,488

Combined	$61,831	$1	$537	$62,369

2008
Realized	$3,317	$—	$(1,218)	$2,099
Net impairment losses recognized in earnings	(22,591)	—	(3,366)	(25,957)
Change in unrealized	(40,466)	(14)	1,175	(39,305)

Combined	$(59,740)	$(14)	$(3,409)	$(63,163)

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Maturities

A summary of the proceeds and gross realized gains and losses from the sale, maturity and call of fixed maturities is set forth below:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Proceeds	$211,317	$178,733	$426,883
Gross realized gains	$5,819	2,675	5,148
Gross realized losses	—	(1)	(1,831)
Impairment losses recognized in earnings	(765)	(4,504)	(22,591)

Net realized gains or (losses)	$5,054	$(1,830)	$(19,274)

Equity Securities

During the year ended December 31, 2010, the Company recorded a realized loss of $4,000 related to the sale of one equity security. During the year ended December 31, 2009, the Company recorded a realized gain of $33,000 related to the sale of one equity security. The Company realized no gains or losses on equity securities during 2008.

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

Other-Than-Temporary Impairment (“OTTI”)

During 2010, the Company recognized $765,000 of OTTI losses on one collateralized debt obligation which the Company deemed to be an other-than-temporary reduction. Recent negative credit developments on the underlying collateral of this security made it likely that the bond would lose all principal. These OTTI losses were therefore attributable to credit losses and, as such, were recorded in “Net impairment losses recognized in earnings” on the consolidated statement of operations. No OTTI losses were recognized in “Accumulated other comprehensive income” during 2010.

During 2009, the Company recorded “Net impairment losses recognized in earnings” totaling $4.5 million on certain corporate, collateralized debt obligation and asset-backed bonds. The Company deemed all losses taken on these certain collateralized debt obligation and corporate bonds to be credit related based on recent negative credit developments and the likelihood that recovery would not happen. Upon comparing the present value of expected future cash flows on the asset-backed bond to its amortized cost basis, the Company recognized $281,000 of OTTI losses in “Accumulated other comprehensive income” and the remaining losses were deemed to be credit related.

The Company recognized OTTI losses of $26.0 million during the year ended December 31, 2008. These OTTI losses, which the Company deemed were other-than-temporary reductions, were due to a decline in the fair values of the investments below the Company’s cost basis resulting partially from liquidity issues experienced in the global credit and capital markets. The significant OTTI losses recognized during the year ended December 31, 2008 resulted from certain corporate debt and collateralized debt obligation securities.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, upon adoption of FASB Staff Position FAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was codified into ASC 320, the Company recorded a cumulative-effect adjustment for debt securities held at adoption for which an OTTI had been previously recognized. The Company recognized such tax-effected cumulative effect of initially applying this guidance as an adjustment to “Retained earnings” for $1.0 million, net of tax, with a corresponding adjustment to “Accumulated other comprehensive income.”

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at December 31, 2010, a portion of which has been recognized in “Net impairment losses recognized in earnings” on the consolidated statement of operations and a portion of which has been recognized in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet:

				Reductions for	Cumulative
	Additions to OTTI			Increases in Cash	OTTI
	Securities Where			Flows Expected to	Credit Losses
Cumulative OTTI	No Credit	Additions to OTTI		be Collected that	Recognized for
Credit Losses	Losses Were	Securities Where	Reductions for	are Recognized	Securities Still
Recognized for	Recognized	Credit Losses have	Securities Sold	Over the	Held at
Securities Still Held at	Prior to	been Recognized Prior to	During the Period	Remaining Life	December 31,
January 1, 2010	January 1, 2010	January 1, 2010	(Realized)	of the Security	2010
(In thousands)

$12,670	$—	$765	$(9,315)	$(16)	$4,104

				Reductions for	Cumulative
	Additions to OTTI			Increases in Cash	OTTI
	Securities Where			Flows Expected to	Credit Losses
Cumulative OTTI	No Credit	Additions to OTTI		be Collected that	Recognized for
Credit Losses	Losses Were	Securities Where	Reductions for	are Recognized	Securities Still
Recognized for	Recognized	Credit Losses have	Securities Sold	Over the	Held at
Securities Still Held at	Prior to	been Recognized Prior to	During the Period	Remaining Life	December 31,
April 1, 2009	April 1, 2009	April 1, 2009	(Realized)	of the Security	2009
(In thousands)

$28,012	$3,109	$—	$(18,411)	$(40)	$12,670

Unrealized Gains and Losses

Fixed Maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2010 and 2009:

	December 31, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. and U.S. Government agencies	$16,254	$78	$—	$—	$16,254	$78
Collateralized debt obligations	—	—	—	—	—	—
Residential-backed issued by agencies	4,810	75	—	—	4,810	75
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	426	—	426	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	3,296	16	3,296	16
Corporate bonds and municipals	7,124	57	30,967	1,381	38,091	1,438
Other	—	—	—	—	—	—

Total	$28,188	$210	$34,689	$1,397	$62,877	$1,607

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

Unrealized Losses Less Than 12 Months

Of the $210,000 in unrealized losses that had existed for less than twelve months at December 31, 2010, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer

Of the $1.4 million in unrealized losses that had existed for twelve months or longer at December 31, 2010, one security, classified as “Corporate bonds and municipals”, had unrealized losses in excess of 10% of the security’s cost. The amount of unrealized loss with respect to that security was $620,000 at December 31, 2010.

All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of December 31, 2010, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.

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

Equity Securities

The Company had no gross unrealized investment gains on equity securities at December 31, 2010 and 2009. Gross unrealized investment gains on equity securities were $32,000 at December 31, 2008. The Company had no gross unrealized investment losses on equity securities at December 31, 2010, 2009 and 2008.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	STUDENT LOAN RECEIVABLES

Through its student loan funding vehicles, CFLD-I, Inc. (“CFLD-I”) and UICI Funding Corp. 2 (“UFC2”), the Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. The Company’s insurance subsidiaries previously offered an interest-sensitive whole life insurance product with a child term rider. The child term rider included a special provision under which private student loans to help fund the insured child’s higher education could be made available, subject to the terms, conditions and qualifications of the policy and the child term rider. Pursuant to the terms of the child term rider, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan at the time the loan is made. During 2003, the Company discontinued offering the child term rider; however, for policies previously issued, outstanding potential commitments to fund student loans extend through 2026.

In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into Coinsurance Agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans, provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of December 31, 2010, approximately $1.9 million of student loans have been funded by Wilton.

Pursuant to a Private Loan Program Loan Origination and Sale Agreement (the “Loan Origination Agreement”), dated July 28, 2005, among Richland State Bank, Richland Loan Processing Center, LLC (collectively, “Richland”), UICI (now known as HealthMarkets, Inc.) and UFC2, student loans were originated by Richland. Once issued, UFC2 would purchase the loans from Richland and provide for the administration of the loans. On April 28, 2010, Richland gave written notice of its intent to terminate the Loan Origination Agreement and the agreement terminated effective July 28, 2010. The Company continues to evaluate whether a new lender is available to replace Richland; however, there can be no assurance whether and when a new lender will be located. In addition, as discussed above, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time.

Loans issued to students are limited to the cost of school or prescribed maximums, and are generally collateralized by the related insurance policy and the co-signature of a parent or guardian. Set forth below is a summary of student loan receivables at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Student loans — guaranteed by private insurers	$49,289	$63,808
Student loans — non-guaranteed	15,131	18,135
Allowance for losses	(4,108)	(12,032)

Total student loan receivables	$60,312	$69,911

Of the net $60.3 million and $69.9 million carrying amount of student loans at December 31, 2010 and 2009, $58.7 million and $67.8 million, respectively, were pledged to secure payment of secured student loan indebtedness (see Note 9 of Notes to Consolidated Financial Statements). The fair value of student loans approximated the carrying value at December 31, 2010 and 2009.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for losses on student loans is summarized as follows:

	December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$12,032	$11,695	$2,925
Change in provision for losses	(7,924)	337	8,770

Balance at end of year	$4,108	$12,032	$11,695

A portion of the student loans issued are guaranteed 100% as to principal and accrued interest. The Education Resources Institute, Inc. (“TERI”) serves as the guarantor on the majority of guaranteed student loans. On April 7, 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (In Re The Education Resources Institute, Inc.), in the United States Bankruptcy Court for the District of Massachusetts, Eastern Division, Case No. 08-12540. On October 16, 2008, CFLD-I and UFC2 each filed a proof of claim in this matter seeking amounts owing to them by TERI in connection with the guaranty agreements. As a result of TERI’s bankruptcy, during 2008, the Company increased its allowance for doubtful accounts related to student loans guaranteed by TERI. During 2010, the Company charged off approximately $11.7 million of student loans against the provision for loan losses, primarily as a result of the TERI bankruptcy.

The Company recorded bad debt expense related to student loans of $3.2 million, $2.6 million and $10.9 million, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively. Bad debt expense for 2008 includes an additional provision related to the bankruptcy of TERI, as discussed above.

Interest rates on student loans are principally variable (prime plus 2%). The Company recognized interest income from the student loans of $4.1 million, $4.7 million and $7.5 million in 2010, 2009 and 2008, respectively, which is included in “Investment income” on its consolidated statements of operations. At December 31, 2010 and 2009, accrued interest on student loans was $1.9 million and $3.2 million, respectively, and was included in “Investment income due and accrued” on the Company’s consolidated balance sheets.

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

The reinsurance receivable at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	(In thousands)

Paid losses recoverable	$931	$1,764
Other — net	1,360	708

Total reinsurance receivable	$2,291	$2,472

At December 31, 2010 and 2009, reinsurance receivables were $2.3 million and $2.5 million, respectively, and were included in “Agent and other receivables” on the consolidated balance sheets. Additionally, at December 31, 2010 and 2009, reinsurance payables were $9.5 million and $14.1 million, respectively and were included in “Other liabilities” on the consolidated balance sheets. Reinsurance amounts include premiums ceded and expenses ceded to various reinsurers that were not yet settled at the balance sheet date.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in “Reinsurance recoverable — ceded policy liabilities” on the consolidated balance sheets primarily represent business ceded to Wilton as disclosed in the table below:

	December 31,
	2010	2009
	(In thousands)

Wilton	$342,374	$333,827
Other	20,869	27,478

Total coinsurance arrangements	$363,243	$361,305

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Premiums:
Premiums Written:
Direct	$798,027	$1,032,128	$1,391,413
Assumed	937	1,352	25,752
Ceded	(72,960)	(68,712)	(147,504)

Net Written	$726,004	$964,768	$1,269,661

Premiums Earned:
Direct	$809,426	$1,045,501	$1,420,964
Assumed	1,077	4,108	26,030
Ceded	(73,052)	(69,660)	(146,558)

Net Earned	$737,451	$979,949	$1,300,436

Ceded benefits and settlement expenses	$37,941	$36,090	$99,564

2008 Coinsurance Arrangements

In connection with the Company’s exit from the Life Insurance Division business, Wilton agreed, effective July 1, 2008, to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”). Under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), Wilton assumed responsibility for all insurance liabilities associated with the Coinsurance Policies, and agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies, with Wilton assuming the risk from the Ceding Companies. As of each balance sheet date presented, policy liabilities ceded to Wilton were recorded in “Policy liabilities” with a corresponding asset recorded in “Reinsurance recoverable — ceded policy liabilities” on the Company’s consolidated balance sheets.

See Note 18 of Notes to Consolidated Financial Statements for additional information regarding the Company’s exit from the Life Insurance Division business.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill by operating division as of December 31, 2010, 2009 and 2008 are as follows:

	Commercial		Disposed
	Health	Insphere	Operations	Total
	(In thousands)

As of December 31, 2008
Goodwill	$40,025	$—	$359	$40,384
Accumulated impairment loss	—	—	—	—

Total	40,025	—	359	40,384
As of December 31, 2009
Goodwill	40,025	—	359	40,384
Accumulated impairment loss	—	—	—	—

Total	40,025	—	359	40,384
Acquisitions (Beneficial Investment Services — Note 18)	—	297	—	297
Accumulated impairment loss (Beneficial Investment Services — Note 18)	—	(297)	—	(297)
As of December 31, 2010
Goodwill	40,025	—	359	40,384
Accumulated impairment loss	—	—	—	—

Total	$40,025	$—	$359	$40,384

In connection with the Company’s annual goodwill impairment test performed during the fourth quarter of 2010, the Company did not record an impairment loss related to the Commercial Health Division goodwill as the estimated fair value exceeded the carrying value of the underlying assets by a substantial margin. No events or changes in circumstances occurred during the period that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

As previously disclosed, during the second quarter of 2010, the Company determined it would wind down the current business of Insphere Securities Inc. (formerly known as Beneficial Investment Services, Inc.), a broker-dealer. This resulted in recording an impairment charge of $297,000 representing the goodwill incurred at the time of the acquisition of Beneficial Investment Services, Inc. Accordingly, the goodwill is fully impaired and at December 31, 2010 carries no value in the table above.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, Net

	Commercial
	Health	Insphere	Total
	(In thousands)

Gross Asset Value
As of December 31, 2008
Finite-lived intangible assets	$51,240	$—	$51,240
Indefinite-lived intangible assets	4,044	—	4,044

Total	55,284	—	55,284
As of December 31, 2009
Finite-lived intangible assets	51,240	—	51,240
Indefinite-lived intangible assets	4,044	—	4,044

Total	55,284	—	55,284
Reallocation of SIR	(38,664)	38,664	—
Impairment of state insurance licenses	(684)	—	(684)
As of December 31, 2010
Finite-lived intangible assets	12,576	38,664	51,240
Indefinite-lived intangible assets	3,360	—	3,360

Total	15,936	38,664	54,600
Accumulated Amortization
As of December 31, 2008	(8,112)	—	(8,112)
Amortization	(1,582)	—	(1,582)

As of December 31, 2009	(9,694)	—	(9,694)
Amortization	(1,539)	(1,420)	(2,959)

As of December 31, 2010	(11,233)	(1,420)	(12,653)

Net Book Value	$4,703	$37,244	$41,947

Amortization expense for intangible assets with finite lives is recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Underwriting, acquisition and insurance expense	$1,539	$1,582	$1,639
Other Expenses	1,420	—	—

Total	$2,959	$1,582	$1,639

On January 1, 2010, the Company transferred a portion of the intangible asset related to Special Investment Risk (“SIR”) from the Commercial Health Division to Insphere as a result of the reorganization of the Company’s agent sales force and the launch of Insphere, with which these agents are now associated. At the time of such transfer, the Company re-evaluated the amortization periods recorded in both the Commercial Health Division and Insphere. Based on such evaluation, the Company determined that the portion related to Insphere should continue to be amortized through 2029. The Company also determined that due to the decrease in the number of health policies issued through the Commercial Health Division, the portion of the intangible asset that remains with the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Health Division will be amortized over a remaining period of 60 months. This change resulted in increased expense of $1.4 million for the year ended December 31, 2010.

The Company has one intangible asset with an indefinite useful life not subject to amortization in the amount of $3.4 million. This asset was generated from the acquisition of HealthMarkets Insurance Company (formerly known as Fidelity Life Insurance Company). The intangible asset primarily represents the value of the state insurance licenses maintained by HealthMarkets Insurance Company. During the Company’s annual review for impairment, the Company evaluated the fair value of the license and concluded the fair value of these licenses may now be lower than that of the carrying value. The Company’s evaluation was based on a similar proposed transaction and as a result, an impairment charge in the amount of $684,000 was recorded in the fourth quarter of 2010. For the year ended December 31, 2010, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization
Expense
(In thousands)

2011	$2,075
2012	1,690
2013	1,629
2014	1,794
2015	1,553
Thereafter	29,846

$38,587

8.	POLICY LIABILITIES

As more fully described below, policy liabilities consisted of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities at December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009
	(In thousands)

Future policy and contract benefits	$453,773	$462,217
Claims	208,675	339,755
Unearned premiums	34,862	46,309
Other policy liabilities	7,687	8,247

	$704,997	$856,528

During the years ended 2010, 2009 and 2008, the Company incurred the following costs associated with benefits, claims and settlement expenses net of reinsurance ceded:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Future liability and contract benefits	$(5,160)	$4,010	$21,297
Claims benefits	371,804	580,868	835,698

Total benefits, claims and settlement expenses	$366,644	$584,878	$856,995

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Accident & Health	$86,995	$101,575
Life	276,354	266,829
Annuity	90,424	93,813

	$453,773	$462,217

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to a return-of-premium (“ROP”) rider that the Company issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The future policy benefits for the ROP rider are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits were $81.5 million and $88.1 million at December 31, 2010 and 2009, respectively.

The remainder of the future policy benefits for accident and health are for insurance coverage for which the present value of future benefits exceed the present value of future valuation net premiums. “Valuation net premiums” refers to a series of net premiums where each premium is set as a constant proportion of expected gross premium over the life of the covered individual. This occurs when the premium rates are developed such that they will not increase at the same rate benefits increase over the period insurance coverage is in force. This occurs with the Company’s issue-age rated supplemental policies and medical products introduced in 2008 and later.

Life Policies and Annuity Contracts

With respect to traditional life insurance, future policy benefits are computed on a net level premium method. Substantially all liability interest assumptions range from 3.0% to 6.0%. Such liabilities are graded to equal statutory values or cash values prior to maturity. Interest rates credited to future contract benefits related to universal life-type contracts ranged from 3.0% to 8.3%. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 4.0% to 8.8%. As discussed above in Note 6 of Notes to Consolidated Financial Statements, the Company cedes substantially all of its direct life and annuity business to Wilton.

The Company has assumed certain annuity business from another company, utilizing the same actuarial assumptions as the ceding company. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 5.5%.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities) at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)

Direct annuities	$58,470	$59,939
Assumed annuities	30,789	32,559
Supplemental contracts without life contingencies	1,165	1,315

	$90,424	$93,813

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

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(In thousands)

Commercial Health Division	$180,543	$300,525	$348,044
Disposed Operations	5,234	11,877	36,388

Subtotal	185,777	312,402	384,432
Reinsurance recoverable(1)	22,898	27,353	31,316

Total claim liabilities	$208,675	$339,755	$415,748

(1)	Reflects liability related to unpaid losses recoverable. The amount of the reinsurance recoverable associated with Disposed Operations in 2010, 2009 and 2008 was $18.3 million, $22.4 million and $26.6 million, respectively.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur each quarter and may be significant.

The developmental method used by the Company to estimate most of its claim liabilities produces a single estimate of reserves for both in course of settlement (“ICOS”) and incurred but not reported (“IBNR”) claims on an integrated basis. Since the IBNR portion of the claim liability represents claims that have not been reported to the Company, this portion of the liability is inherently more imprecise and difficult to estimate than other liabilities. A separate IBNR or ICOS reserve is estimated from the combined reserve by allocating a portion of the combined reserve based on historical payment patterns. Approximately 73%-81% of the Company’s claim liabilities represent IBNR claims over the last three years.

Set forth in the table below is the summary of the IBNR claim liability by business unit at each of December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Commercial Health Division	$129,297	$211,634	$289,096
Disposed Operations	4,765	10,880	35,257

Subtotal	134,062	222,514	324,353
Reinsurance recoverable	21,585	25,883	10,554

Total IBNR claim liability	155,647	248,397	334,907
ICOS claim liability	51,715	89,888	60,079
Reinsurance recoverable	1,313	1,470	20,762

Total ICOS claim liability	53,028	91,358	80,841

Total claim liability	$208,675	$339,755	$415,748

Percent of IBNR to Total	75%	73%	81%

The Company establishes the claims liability dependent upon the incurred dates, with certain adjustments, as described below. For products introduced prior to 2008, claims liabilities for the cost of all medical services related to a distinct accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in occurrence of a covered benefit service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date is established if claims payments continue for more than thirty-six months without a six month break in service.

For products introduced in 2008 and later, claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is consistent with the assumptions used in the pricing of these products, which represent approximately 8% of the total claim liability of the Commercial Health Division at December 31, 2010.

The Commercial Health Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances, such as inventories of pending claims in excess of historical levels and disputed claims. When the level of pending claims appears to be in excess of normal levels, the Company typically establishes a liability for excess pending claims. The Company believes that such an excess pending claims liability is appropriate under such circumstances because of the operation of the developmental method used to calculate the principal claim liability, which method “develops” or “completes” paid claims to estimate the claim liability. When the pending claims inventory is higher than would ordinarily be expected, the level of paid claims is

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

correspondingly lower than would ordinarily be expected. This lower level of paid claims, in turn, results in the developmental method yielding a smaller claim liability than would have been yielded with a normal level of paid claims, resulting in the need for augmented claim liabilities.

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

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Claims liability at beginning of year, net of reinsurance	$312,402	$384,432	$397,806
Less: Claims liability paid on business disposed	—	—	(10,694)
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	449,421	613,212	858,855
Prior years	(77,617)	(32,344)	(23,157)

Total incurred losses, net of reinsurance	371,804	580,868	835,698

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	317,732	399,864	545,368
Prior years	180,697	253,034	293,010

Total paid claims, net of reinsurance	498,429	652,898	838,378

Claims liability at end of year, net of related reinsurance recoverable (2010 — $22,898; 2009 — $27,353; 2008 — $31,316)	$185,777	$312,402	$384,432

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Commercial Health Division	$(74,502)	$(36,342)	$(20,305)
Disposed Operations	(3,115)	3,998	(2,852)

Total favorable development	$(77,617)	$(32,344)	$(23,157)

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact on Commercial Health Division.  As indicated in the table above, incurred losses developed at the Commercial Health Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

For the Commercial Health Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2010, 2009, and 2008 is set forth in the table below by source:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Development in the most recent incurral months	$(20,318)	$(26,013)	$(14,744)
Development in completion factors	(33,809)	(27,499)	2,495
Development in reserves for regulatory and legal matters	(23,577)	19,149	(1,888)
Development in the ACE rider	2,596	(2,240)	(5,784)
Development in non-renewed blanket policies	—	5	(149)
Other	606	256	(235)

Total favorable development	$(74,502)	$(36,342)	$(20,305)

The total favorable claims liability development experience for 2010, 2009 and 2008 in the amount of $74.5 million, $36.3 million and $20.3 million, respectively, represented 24.8%, 10.4% and 5.5% of total claim liabilities established for the Commercial Health Division as of December 31, 2009, 2008 and 2007, respectively.

Development in the most recent incurral months and development in completion factors

As indicated in the table above, considerable favorable development ($54.1 million, $53.5 million, and $12.2 million for the year ended December 31, 2010, 2009, and 2008, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. In 2010, the Commercial Health Division experienced significant favorable claims development, particularly in the completion factor portion of its claim liability estimate. Throughout 2009 and 2010, the Company has seen an ongoing decrease in the time period from incurral to payment of a claim primarily for those products using the modified incurred date, resulting in higher completion factors and lower reserves. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected (see discussion below regarding Changes in Commercial Health Claim Liability Estimates).

Development in reserves for regulatory and legal matters

In 2009, the unfavorable development of the legal and regulatory reserves reflects an estimated claims liability arising from a review of claims processing for state mandated benefits. The review is expected to be completed by the first half of 2011. As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its estimate related to state mandated benefits and recorded a claim liability estimate of $23.9 million ($25.7 million including loss adjustment expense). For 2010, the favorable result includes ongoing revisions to the claims liability estimate related to state mandated benefits as these benefits are processed, resulting in favorable development of

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$19.6 million. Excluding adjustments related to the state mandated benefits, the Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

Development in the Accumulated Covered Expense (“ACE”) rider

The ACE rider is an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. Development in the ACE rider is presented separately due to the greater level of volatility in the ACE product resulting from the nature of the benefit design where there are less frequent claims but larger dollar value claims. The development experience presented in the table above is largely attributable to development in the most recent incurral months and development in the completion factors (see “Changes in the Commercial Health Claim Liability Estimates” discussion below).

Impact on Disposed Operations

The favorable claim liability development experience of $3.2 million in 2010 is primarily related to the better than expected experience of the Medicare product and the Other Insurance Division products. The unfavorable claim liability development experience of $4.0 million in 2009 is primarily related to the poor performance of the Medicare product sold in the 2008 calendar year. The favorable development in 2008 of $2.9 million was due to the favorable claims experience in the Other Insurance Division.

Changes in Commercial Health Claim Liability Estimates

As discussed above, the Commercial Health Division reported particularly favorable experience development on claims incurred in prior years in the reported values of subsequent years. As discussed below, a significant portion of the favorable experience development was attributable to the recognition of the patterns used in establishing the completion factors that were no longer reflective of the expected future patterns that underlie the claim liability.

Based on its evaluation of these results, HealthMarkets has refined its estimates and assumptions used in calculating the claim liability estimate to regularly accommodate the changing patterns as they emerge. Additionally, see Note 21 of Notes to Consolidated Financial Statements for developments occurring in 2011.

During the third quarter of 2010, the Company updated the completion factors to reflect more recent patterns of claim payments. Throughout 2010, the Company has seen an ongoing decrease in the time period from incurral to payment of a claim, particularly for products using modified incurred dates, resulting in higher completion factors and lower reserves. In response to these trends, the Company used more recent experience to develop new completion factors for products using the modified incurred date, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. The Company will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.

During the fourth quarter of 2010, the Company revised its loss development technique for the most recent incurral months. We revised our technique to use a Bornhuetter-Ferguson calculation which weights a completion factor estimate with an exposure-based estimate. The weights used are the completion factors, which results in a reserve estimate that is the reciprocal of the completion factor times an exposure-based estimate. The Company’s exposure-based estimate is the earned premium multiplied by an anticipated loss ratio, which in most cases is the 12-month average loss ratio for the months prior to the most recent incurral months. As a result of this revision, during the fourth quarter of 2010, the Company recognized a decrease in claim liabilities of $10.2 million.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No additional refinements to the claim liability estimation techniques were found to be necessary during 2008 over and above the regular update of the completion factors, the impact of which was included in the benefit expense.

9.	DEBT AND STUDENT LOAN CREDIT FACILITY

The Company’s debt is comprised of the following at December 31, 2010:

						Interest Expense
	Principal	Maturity		Interest		For the Year Ended December 31,
	Amount	Date		Rate(a)		2010	2009	2008
	(Dollars in thousands)

2006 credit agreement:
Term loan	$362,500	2012		1.289%		$10,993	$16,374	$21,223
$75 Million revolver (non-use fee)	—	2011		—		276	308	132
Grapevine Note	72,350	2021		6.712%		4,856	—	—
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.79%		602	696	1,024
HealthMarkets Capital Trust I	51,550	2036		3.35%		1,771	2,108	3,288
HealthMarkets Capital Trust II	51,550	2036		8.37%		4,373	4,373	4,385
Interest on Deferred Tax Gain	—			4.00%		2,127	2,937	3,977
Interest on Coinsurance settlement	—			—		—	—	3,148
Amortization of financing fees	—					5,084	4,770	4,519

Total debt	$553,420					$30,082	$31,566	$41,696
Student Loan Credit Facility	68,650		(b)	0.00	%(c)	—	866	3,483

Total	$622,070					$30,082	$32,432	$45,179

(a)	Represents the interest rate on December 31, 2010.

(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental calculation of financing fee amortization is disclosed in the table below:

	Capitalized
	Amount at		Amortization Expense
	December 31,		For the Year Ended December 31,
	2010	Life (Years)	2010	2009	2008
	(Dollars in thousands)

2006 credit agreement:
Term loan	$4,113	6	$3,043	$2,838	$2,647
$75 Million revolver (non-use fee)	158	5	632	632	633
Grapevine Note	118	15	8	—	—
Trust preferred securities:
UICI Capital Trust I	—	5	—	29	85
HealthMarkets Capital Trust I	185	5	699	635	577
HealthMarkets Capital Trust II	187	5	702	636	577

Amortization of financing fees	$4,761		$5,084	$4,770	$4,519
Loss on early extinguishment of debt	—	5	—	—	—

Total	$4,761		$5,084	$4,770	$4,519

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows:

		Student Loan
For the Year Ended December 31,	Debt	Credit Facility
	(In thousands)

2011	$—	$8,250
2012	362,500	7,300
2013	—	6,350
2014	—	5,650
2015	—	4,950
Thereafter	190,920	36,150

	$553,420	$68,650

The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $499.2 million and $394.8 million at December 31, 2010 and 2009, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2010 and 2009, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.

2006 Credit Agreement

In connection with the Merger on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The revolving credit facility will expire on April 5, 2011, and the term loan facility will expire on April 5, 2012. At both December 31, 2010 and 2009, $362.5 million remained outstanding under the term loan facility and bore interest at LIBOR plus 1%. The Company has not drawn on the $75.0 million revolving credit facility.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term loan requires nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date, at which time the remaining principal amount is due. As a result of voluntary prepayments made, the Company is no longer obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments if the Company is unable to meet certain leverage ratios. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West, Chesapeake, HealthMarkets Insurance Company and Insphere.

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

In accordance with the Variable Interest Entities subsection of ASC Topic 810-10-15, Consolidation, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts is included in “Short-term and other investments” on the consolidated balance sheets. Income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the 2006 Notes, have been recorded as “Interest income” and “Interest expense,” respectively. Interest income, which is recorded in “Other income” on the consolidated statements of operations, was $185,000, $195,000 and $231,000, respectively, for the years ended December 31, 2010, 2009 and 2008. In connection with

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financing, the Company incurred issuance costs of $6.0 million, which were capitalized and are being amortized over five years.

2004 Notes

On April 29, 2004, the Company, through a newly formed Delaware statutory business trust (the “Trust”), completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009 without incurring a prepayment penalty. The 2004 Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes. In connection with the financing, the Company incurred issuance costs of approximately $400,000, which were capitalized and are being amortized over five years.

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

Grapevine Finance LLC

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC, as a dividend in kind, a $150.8 million note receivable that MEGA had received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets (the “CIGNA Note”) and a related guaranty agreement pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note (the “Guaranty Agreement”). After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC, in turn, assigned the CIGNA Note and Guaranty Agreement to Grapevine.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine of $72.4 million. At December 31, 2009, the Company’s investment in Grapevine, at fair value, was $5.2 million, which was recorded in “Fixed maturities” on the consolidated balance sheets. The Company measured the fair value of its residual interest in Grapevine using a present value of future cash flows model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed yield observed on a comparable CIGNA bond. Variations in the fair value could occur due to changes in the prevailing interest rates and changes in the counterparty credit rating of debtor.

At December 31, 2009, the Company included its investment in Grapevine in “Fixed maturities” on the consolidated balance sheets. Under the guidance applicable at that time, Grapevine was a non-consolidated qualifying special-purpose entity (“QSPE”), as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), which was codified into FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). As a QSPE, the Company did not consolidate the financial results of Grapevine and, instead, accounted for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, which was codified into FASB ASC Topic 325, Investments — Other, 40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”).

On January 1, 2010, the Company adopted ASU 2009-16. The Company performed an analysis to determine if Grapevine is a variable interest entity (“VIE”) and if so, whether or not the activities of Grapevine should be included in consolidation. During such analysis, the Company determined that HealthMarkets, LLC has the power to direct matters that most significantly impact the activities of Grapevine and HealthMarkets, LLC has the obligation to absorb certain losses or the right to receive certain benefits of the VIE that could potentially be significant to Grapevine. After such analysis, the Company concluded that Grapevine is a VIE, and its activities should be included in consolidation. As such, the note receivable from CIGNA is recorded at fair value in “Fixed maturities” on the consolidated condensed balance sheet and the Grapevine notes are recorded in “Debt” on the consolidated condensed balance sheet.

Set forth below in the table are the assets and liabilities of Grapevine included in the Company’s consolidated balance sheet at December 31, 2010:

For the Year Ended December 31,	2010
(In thousands)

Fixed maturities, at fair value	$86,392
Restricted cash	3,150
Accrued investment income	219
Other assets	118

Total Assets	$89,879

Accounts payable and accrued expenses	2,275
Debt	72,350

Total liabilities	$74,625

Student Loan Credit Facility

Prior to February 1, 2007, the Company funded its student loan commitments with the proceeds from a secured student loan credit facility. Indebtedness outstanding under the student loan credit facility is represented by Student Loan Asset-Backed Notes (the “SPE Notes”), which were issued by a bankruptcy-remote special purpose entity (the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“SPE”) and secured by alternative (i.e., non-federally guaranteed) student loans and accrued. At December 31, 2010 and 2009, the carrying amount of student loans and accrued interest pledged to secure payment of student loan indebtedness was $60.5 million and $70.8 million, respectively. Additionally, at December 31, 2010 and 2009, the Company held cash, cash equivalents and other qualified investments of $8.0 million and $6.6 million, respectively, pledged to secure payment of student loan indebtedness. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding student loans.

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

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans, and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2010 and 2009, the Company made principal payments of $8.7 each year on the SPE Notes.

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

At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps were 3, 4 and 5 years beginning on April 11, 2006. HealthMarkets uses such interest rate swaps as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of the Company’s overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract, in which the Company has an unrealized gain, fails to perform according to the terms of the agreement. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings. During 2009, the 3 year swap matured and, at December 31, 2009, the Company held two interest rate swap agreements with an aggregate

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notional amount of $200.0 million. During 2010, the 4 year swap matured and, at December 31, 2010, the Company held one interest rate swap agreement with an aggregate notional amount of $100.0 million.

At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million, which was recorded in “Additional paid-in capital” on the Company’s consolidated balance sheet. At December 31, 2010 and 2009, the Company valued its interest rate swaps using a third party, and employed control procedures to validate the reasonableness of valuation estimates obtained. Additionally, in assessing the fair value of its interest rate swaps, the Company considered the current interest rates and the current creditworthiness of the counterparties, as well as the current creditworthiness of HealthMarkets, as applicable. The table below represents the fair values of the Company’s derivative assets and liabilities as of December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
	(In thousands)

Derivatives designated as hedging instruments under ASC 815
Interest rate swaps		$—	$—	Other liabilities	$2,367	$8,766

Total derivatives		$—	$—		$2,367	$8,766

In accordance with ASC 820, the fair values of the Company’s interest rate swaps are also contained in Note 3 of Notes to Consolidated Financial Statements.

The swap agreements are designed as hedging instruments. The Company originally established the hedging relationship on April 11, 2006, to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. At the inception of the hedging relationship, the interest rate swaps had an aggregate fair value of approximately $2.6 million. At December 31, 2006, the Company prepared its quarterly assessment of hedge effectiveness and determined that the three interest rate swaps were not highly effective for the period. The Company terminated the hedging relationships as of October 1, 2006, the beginning of the period of assessment. In February 2007, the Company redesignated the hedging relationship to again hedge the risk of changes in its cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan.

In preparing its assessment of the hedge effectiveness at December 31, 2010, 2009 and 2008, there were no components of the derivative instruments that were excluded from the Company’s assessment. Additionally, HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. The table below represents the effect of derivative instruments in hedging relationships on the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

					Amount of Interest				Amount of
					Expense (Income)				(Gain) Loss
	Amount of Gain				Reclassified from				Recognized in
	(Loss) Recognized in			Location of	Accumulated OCI into			Location of	Income on
	OCI on Derivative			Gain (Loss)	Income (Expense)			(Gain) Loss	Derivative
	(Effective Portion)			(Effective	(Effective Portion)			(Ineffective	(Ineffective Portion)
	2010	2009	2008	Portion)	2010	2009	2008	Portion)	2010	2009	2008
(In thousands)

Interest rate swaps	$5,750	$7,399	$(5,022)	Interest expense	$6,067	$9,139	$3,995	Investment income	$387	$650	$742

During 2010, 2009 and 2008, the Company did not have any derivative instruments not designated as hedging instruments.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, “Accumulated other comprehensive income (loss)” included a deferred after-tax net loss of $872,000 related to the interest rate swaps of which $133,000 ($86,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.

11.	FEDERAL INCOME TAXES

Deferred income taxes for 2010 and 2009 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2010	2009
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition and loan origination	$8,741	$19,767
Depreciable and amortizable assets	10,881	13,428
Unrealized gains on securities	12,380	2,561
Gain on installment sales of assets	54,767	54,767

Total gross deferred tax liabilities	86,769	90,523

Deferred tax assets:
Litigation accruals	203	2,362
Policy liabilities	8,976	14,314
Capital loss carryover	1,194	—
Invested assets	245	3,047
Compensation accrual	11,587	10,185
State deferred tax assets of Insphere	513	—
State deferred tax asset on Insphere state operations loss carryover	3,118	—
Other	5,681	8,637

Total gross deferred tax assets	31,517	38,545
Less: valuation allowance	3,631	—

Deferred tax assets	27,886	38,545

Net deferred tax liability	$(58,883)	$(51,978)

The Company and its corporate subsidiaries file a consolidated federal income tax return. The primary form of state taxation on insurance operations is the tax on collected premiums. The few states that do impose an income tax generally allow the income tax to be used as a credit against its premium tax obligation. Therefore, any state income taxes on insurance operations are accounted for as premium taxes for financial reporting purposes. However, Insphere is subject to state income taxes and files separate state income tax returns in all states and has incurred a substantial operations loss. Therefore, income taxes for financial reporting purposes include the state income tax impact on the operations loss of Insphere. For federal tax purposes, the operations loss of Insphere is fully utilized to offset the taxable income of other members of the consolidated group.

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes that it is more likely than not that deferred tax assets will be realizable in future periods except for those associated with the deferred deductions of Insphere including its state operations loss carryover. Therefore, the Company has established a valuation allowance against all state deferred tax assets of Insphere.

For tax purposes, the Company realized capital gains from the 2006 sales of the Student Insurance Division and the Star HRG Division in the aggregate of $228.4 million, of which $66.2 million was recognized on the installment basis. Deferred taxes of $54.8 million will be payable on the deferred gains of $156.5 million as the Company receives payment on the CIGNA Note received in consideration for the sale of the Star HRG Division assets and on the UnitedHealth Group Note received in consideration for the sale of the Student Insurance Division assets (see Note 18 of Notes to Consolidated Financial Statements).

The provision for income tax expense (benefit) consisted of the following:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

From operations:
Continuing operations:
Current tax expense	$34,810	$8,353	$15,454
Deferred tax expense (benefit)	(2,914)	3,323	(47,163)

Total from continuing operations	31,896	11,676	(31,709)

Discontinued operations:
Current tax expense (benefit)	36	88	116
Deferred tax expense (benefit)	—	—	—

Total from discontinued operations	36	88	116

Total	$31,932	$11,764	$(31,593)

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Blended statutory state income tax rate on Insphere	(4.7)	—	—

Combined statutory income tax rates	30.3%	35.0%	35.0%
Low income housing credit	(0.1)	(1.4)	1.1
Tax basis adjustment of assets sold	—	—	(0.9)
Nondeductible monetary assessments and penalties	—	3.6	—
Nondeductible expenses, other	4.5	3.5	(1.1)
Nondeductible amortization of merger debt costs	1.4	3.6	(1.2)
Tax exempt income	(2.2)	(7.0)	3.2
Tax uncertainties	—	2.5	(0.3)
Valuation allowance on Insphere deferred state tax assets	4.7	—	—
Prior tax accrual	0.3	0.1	1.3

Effective income tax rate applicable to continuing operations	38.9%	39.9%	37.1%

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The blended statutory income tax rate is negative as a result of the imposition of state income taxes on Insphere’s operations loss while the consolidated group including Insphere is profitable. The establishment of the valuation allowance removes all state tax benefits of Insphere’s operating losses from the effective tax rate.

As further discussed in Note 16 of Notes to Consolidated Financial Statements, the Company paid monetary assessments or penalties in 2009 that are non-deductible for tax purposes. The litigation filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts, settled in 2009, resulted in penalty assessments in the aggregate of $3.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009
	(In thousands)

Gross unrecognized tax benefits, January 1,	$—	$—
Additions for tax positions of prior year	—	731
Prior year tax positions settled during year	—	(731)

Gross unrecognized tax benefits, December 31,	$—	$—

In February 2010, the Company settled an examination of the 2006 and 2007 tax years with the Internal Revenue Service which required a correction of a deduction at a tax cost of $454,000. Additional interest due on the previous 2003 and 2004 examination of $277,000 was settled and paid during 2009. In February of 2008, the Company resolved its outstanding uncertain tax positions related to the 2003 and 2004 tax years with the Internal Revenue Service. The items were settled in amounts materially consistent with the established liabilities for these matters. All years after 2006 remain subject to federal tax examination. The statute of limitations was extended for the 2006 tax year to accommodate the accepted review of the 2006-07 examination by the Joint Committee on Taxation and expires April 29, 2011. Based on an evaluation of tax positions, the Company has concluded that there are no other significant tax positions that require recognition in its consolidated financial statements.

12.	STOCKHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008

Common stock — issued:
Balance, beginning of year	31,634,475	31,026,166	30,952,266
Exercise of stock options	—	—	—
Issued to officers, directors and agents	673,488	608,309	73,900

Balance, end of year	32,307,963	31,634,475	31,026,166

Treasury stock:
Balance, beginning of year	1,460,230	1,397,645	429,944
Purchases of treasury stock:
Repurchase of shares from agents and officers	796,553	1,087,052	1,842,459
Dispositions of treasury stock:
Issuance upon vesting in agent plans	(353,707)	(365,278)	(372,782)
Issue to officers, directors, and agents	(613,241)	(659,189)	(501,976)

Balance, end of year	1,289,835	1,460,230	1,397,645

Shares outstanding, end of year	31,018,128	30,174,245	29,628,521

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Board of Directors determines the prevailing “fair market value” of HealthMarkets’ Class A-1 and A-2 common stock in good faith, considering factors it deems appropriate. Since the de-listing of the Company’s stock in 2006, the Company has generally retained independent investment firms on an annual basis, or more frequently if circumstances warrant, to assist with the valuation. When setting the “fair market value” of the Company’s common stock for the annual valuation, the Board considers, among other factors it deems appropriate, each independent investment firm valuation for reasonableness in light of known and expected circumstances. For quarterly valuations other than the annual valuation, the Board considers, among other factors it deems appropriate, earnings per share for that particular quarter. At December 31, 2010 and 2009, the “fair market value” of the Company’s Class A-1 and A-2 common stock, as determined by the Board of Directors, was $9.25 and $19.75, respectively.

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $118.5 million with an additional $661,000 of dividends associated with restricted stock options to be paid upon vesting of those restricted stock options and $399,000 dividend equivalents credited to the employee participant accounts in the InVest Stock Ownership Plan.

Generally, the total stockholders’ equity of domestic insurance company subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the policyholders’ surplus account.

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2010:

	Minimum	Actual
	(In millions)

Mega	$20.3	$291.8
Mid-West	11.1	96.0
Chesapeake	8.0	44.7

Total	$39.4	$432.5

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2010, 2009 and 2008, the domestic insurance companies paid dividends of $96.9 million, $68.8 million and $249.6 million (including the $110.0 million extraordinary dividend), respectively, to their parent company, HealthMarkets, LLC. During 2011, the Company’s domestic insurance companies are eligible to pay aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $169.4 million without prior approval by statutory authorities.

Combined net income and stockholders’ equity for the Company’s domestic insurance company subsidiaries determined in accordance with statutory accounting practices, as reported in regulatory filings are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$169,435	$97,923	$16,785
Statutory surplus	$396,657	$325,731	$298,616

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss)	$50,197	$17,724	$(53,455)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	28,126	62,939	(37,147)
Reclassification for investment (gains) losses included in net income (loss)	(5,815)	1,830	(2,158)
Other-than-temporary impairment losses recognized in OCI	—	(281)	—

Effect on other comprehensive income (loss) from investment securities	22,311	64,488	(39,305)

Unrealized losses on derivatives used in cash flow hedging during the period	(704)	(2,390)	(9,760)
Reclassification adjustments included in net income (loss)	6,454	9,789	4,738

Effect on other comprehensive income from hedging activities	5,750	7,399	(5,022)

Other comprehensive income (loss), before tax	28,061	71,887	(44,327)
Income tax expense (benefit) related to items of other comprehensive income (loss)	9,819	25,161	(15,489)

Other comprehensive income (loss), net of tax	18,242	46,726	(28,838)

Comprehensive income (loss)	$68,439	$64,450	$(82,293)

13.	STOCK-BASED COMPENSATION PLANS

Invest Stock Ownership Plan

In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, the series of stock accumulation plans established for the benefit of the independent contractor insurance agents and contractor sales representatives (the “Predecessor Plans”) were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (“ISOP”). A total of 2.0 million shares of HealthMarkets Class A-1 common stock and 6.5 million shares of HealthMarkets Class A-2 common are authorized for issuance under the ISOP. Shares may be purchased by participants under the ISOP or acquired by participant upon vesting of awards granted by the Company. Share requirements may be met from unissued or treasury shares. Eligible insurance agents and designated eligible employees may participate in the ISOP. Accounts under the Predecessor Plans were transferred to the ISOP. Several features of the ISOP differ in certain material respects from the Predecessor Plans, including, but not limited to, plan participation by designated eligible employees and the elimination of the reallocation of forfeited matching account credits after June 30, 2010.

The ISOP generally combines a contribution feature, and a Company-match feature. The contribution feature provides that eligible participants are permitted to allocate a portion of their commissions or other eligible compensation earned on a monthly basis (subject to prescribed limits) to purchase shares of HealthMarkets common stock, Class A-1 for employees and Class A-2 for agents, at the fair market value of such shares at the time of purchase. Under the Company-match feature of the ISOP, participants are eligible to have posted to their respective ISOP matching accounts book credits in the form of equivalent shares (subject to prescribed limits) based

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the number of shares of HealthMarkets common stock purchased by the participant under the contribution feature of the ISOP. The matching credits vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s ISOP matching account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets common stock. In addition, under the Company-match feature, the Company may post additional bonus credits (“Bonus Credits”) in the form of share equivalents to the participants’ matching accounts. The terms of the Bonus Credits, including level of Company contribution or matching, and vesting terms, are determined prior to the initial posting of the Bonus Credits and may differ significantly from the terms of the Company-match feature of the ISOP. Prior to July 1, 2010, matching credits and certain Bonus Credits forfeited by participants were reallocated each year among eligible participants and credited to eligible participants’ accounts.

The ISOP and the Predecessor Plans (together “Agent Plans”) do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and, as such, the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

During 2010, the Company issued 190,955 Class A-1 shares and 480,511 Class A-2 shares and received $6.5 million under the contribution feature of the ISOP. The funds received under the contribution-feature of the ISOP are reflected as financing activities in the Consolidated Statements of Cash Flows. The following table sets forth the total compensation expense and tax benefit associated with the Company’s Agent Plans for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Total compensation expense Employees	$1,883	$—	$—
Total compensation expense (benefit) Non-employees	6	4,835	(2,846)

Total Agent Plan compensation (benefit) expense	$1,889	$4,835	$(2,846)
Related tax benefit (expense)	661	1,692	(996)

Net (benefit) expense	$1,228	$3,143	$(1,850)

The fair value of awards under the Agent Plans is the share price of the Company’s stock, as determined by the Company’s Board of Directors (“Fair Value”) (see Note 12 of Notes to Consolidated Financial Statements). The Company recognizes expense for awards granted in 2010 under the ISOP on a straight line basis. The Company recognizes expense for awards originally granted prior to 2010 under the Predecessor Plans over the required service period for each separately vesting portion of the award as if the award was multiple awards. Company-match transactions are not reflected in the statement of cash flows since issuance of equity securities to settle the vesting of Agent Plan awards are non-cash transactions. Generally, the vesting of credits and the corresponding issuance of shares under the ISOP results in ordinary income for the participant and a deduction for tax purposes for the Company equal to the fair market value of the shares at the delivery date. For the ISOP awards, when there is a difference between the amount and/or timing of compensation cost recognized for financial reporting purposes and compensation cost that is deductible for income tax purposes, deferred taxes are recognized on temporary differences that arise with respect to the recognition of compensation cost. Upon vesting of the awards, the temporary difference related to the compensation expense for financial reporting purposes is eliminated when the tax deduction is taken.

Compensation cost for ISOP awards to designated eligible employees is measured on the Fair Value of the award at the date of grant. The grant-date Fair Value is not adjusted for subsequent changes in the Fair Value of the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying award. The Company recognizes expense on employee awards over the requisite service period with a corresponding credit to additional paid-in capital. The service period begins on the date of grant and ends when the required service has been provided, which is the date the matching credits vest. For the ISOP awards to employees, in most instances, there is a difference between the amount and timing of compensation cost recognized for financial reporting purposes and compensation cost that is deductible for income tax purposes. Excess tax benefits (i.e. when tax deduction exceeds previously established deferred tax asset) are recognized as additional paid-in capital in the period the benefit is realized. Tax shortfalls (i.e. when deferred tax assets exceeds tax deduction) are offset against any existing additional paid-in capital to the extent previously realized from excess tax benefits. Any remaining shortfall is recognized as a charge to tax expense. During 2010, no ISOP awards to employees vested and there were no excess tax benefits or tax shortfalls recognized on the ISOP. At December 31, 2010, there was $1.8 million of unrecognized compensation costs on the employee awards, which are expected to be recorded over the remaining contractual term. Set forth below is a summary of ISOP employee transactions.

		Grant		Weighted
	ISOP	Fair	Intrinsic	Remaining
	Employee	Value	Value	Contractual
Transactions	Credits	000’s	000’s	Term (Yrs)

Balance December 31, 2009	—	$—
Awards Granted	702,796	5,565
Non-employee to employee awards(1)	124,405	2,400
Employee to non-employee awards(2)	(64,083)	(586)
Vesting of Credits	—	—
Forfeited	(18,224)	(160)

Balance December 31, 2010	744,894	$7,219	$6,726	1.7

Expected to Vest	499,382	$5,223	$4,509	1.4

(1)	Transaction arising from conversion of former independent agents to designated employees

(2)	Transactions arising from conversion of former designated employee to independent agent

Initial compensation cost for non-employee awards is measured on the Fair Value of the award at the date of grant. Compensation cost is remeasured at each financial reporting date, based on the current share price of the Company’s stock, until settlement of the award. During the requisite service period, compensation cost recognized for non-employee awards is based on the proportionate amount of the required service that has been rendered to date with a corresponding credit to a liability account. Upon vesting, the Company reduces the liability with a corresponding credit to equity. At December 31, 2010, there was $5.8 million of unrecognized compensation costs on the non-employee awards, which are expected to be recorded over the remaining contractual term.

The accounting treatment of the Company’s non-employee awards results in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors. In periods of decline in the fair market value of HealthMarkets common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair market value of the Company’s common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted. At December 31, 2010 and 2009, the Company’s liability for future

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested benefits under the Agents Plans was $6.0 million and $12.9 million, respectively. Set forth below is a summary of ISOP non-employee transactions.

			Weighted
	ISOP	Intrinsic	Remaining
	Non-Employee	Value	Contractual
Transactions	Credits	000’s	Term (Yrs)

Balance December 31, 2009	1,069,179
Awards Granted	1,701,352
Non-employee to employee awards(1)	(124,405)
Employee to non-employee awards(2)	64,083
Vesting of Credits	(353,707)
Forfeited	(288,578)

Balance December 31, 2010	2,067,924	$18,674	2.2

Expected to Vest	1,303,735	$11,773	1.9

(1)	Transaction arising from conversion of former independent agents to designated employees

(2)	Transactions arising from conversion of former designated employee to independent agent

HealthMarkets 401(k) and Savings Plan

The Company maintains the HealthMarkets 401(k) and Savings Plan (the “Employee Plan”) for the benefit of its employees. The Employee Plan enables employees to make pre-tax contributions to the Employee Plan (subject to overall limitations) and to receive matching contributions made by the Company. Beginning in 2010, contributions funded by the Company vest 100% immediately for participants who were employed with the Company in 2010, and to any new participants who enroll in the Employee Plan in 2011. The Company anticipates returning to a 6 year vesting schedule in 2012.

Three key provisions of the Employee Plan were amended during 2008: (i) the supplemental contribution was suspended in April 2008 and is now discretionary, (ii) through December 31, 2010, the matching contribution was increased from 50% to 100% of an employee’s pre-tax contribution, up to 6% and (iii) an automatic enrollment feature was added in June of 2008. Effective January 1, 2011, the Company’s matching contribution returns to 50% of an employee’s pre-tax contributions, up to 6%.

In accordance with the terms of the Employee Plan, during 2010, 2009 and 2008, the Company made supplemental contributions of $-0-, -0-, and $1.0 million, respectively, and matching contributions of $3.4 million, $3.8 million and $4.6 million, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Plans

At December 31, 2010, the Company had various share-based plans for employees and directors, which are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Amounts included in reported financial results:
Total cost of stock options	$8,105	$3,735	$4,543
Total cost of restricted stock awards	8,130	3,968	246
Total cost of phantom stock plans	(435)	1,549	880

Amount charged against income, before tax	15,800	9,252	5,669
Related tax benefit	5,530	3,238	1,984

Net expense included in financial results	$10,270	$6,014	$3,685

The Company recognized $1.1 million, $1.7 million and $578,000 of tax shortfalls in 2010, 2009 and 2008, respectively, from share-based compensation as cash from financing activities.

HealthMarkets 2006 Management Option Plan

In accordance with the Second Amended and Restated HealthMarkets 2006 Management Option Plan (the “2006 Plan”), restricted share awards or options to purchase up to an aggregate of 4,589,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company. Stock option awards issued under the 2006 Plan expire ten years following the grant date and become immediately exercisable upon the occurrence of a “Change of Control” (generally, as defined in the 2006 Plan) if the optionee remains in the continuous employ of the Company until the date of the consummation of such Change of Control.

Non-qualified options to purchase shares of Class A-1 common stock have been granted under the 2006 Plan to certain employees and directors with the following various terms.

Certain employees have received options (the “Employee Options”) that vest in multiples tranches as follows: One-third of the Employee Options vest in 20% increments over five years with an exercise price equal to the fair value per share at the date of grant (the “Time-Based Options”). One-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years, provided that the Company shall have achieved certain annually specified performance targets, with an exercise price equal to the fair market value on the date of grant (the “Performance-Based Options”). With respect to the Performance-Based Options, the Company recognizes expense for the particular increment that is vesting, over the period of service based on the service inception date, period end fair value, and the probability of achieving the performance criteria. Any Performance-Based Options for which an optionee does not earn the right to exercise in any year shall expire and terminate. The remaining one-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years with an initial exercise price equal to the fair market value at the date of grant. The exercise price increases 10% each year beginning on the second anniversary of the grant date and ending on the fifth anniversary of the grant date (the “Increasing Exercise Price Options”).

In addition to the Employee Options described above, additional non-qualified options to purchase shares of Class A-1 common stock have been granted under the 2006 plan to certain non-employee directors (“Director Options”) as well as certain employees, that vest in 20% increments on each of the first five anniversaries of the grant date.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 8, 2009, the Company entered into stock option agreements with certain executive officers of the Company (“Executive Options”). The Executive Options vest quarterly over a five year period with 30% of the award vesting by the first anniversary of June 4, 2009, 20% vesting by the second, third, and fourth anniversary of June 4, 2009, and 10% vesting by the fifth anniversary of June 4, 2009.

In June and September of 2010, the Company modified certain stock options of nine individual by issuance of 775,000 stock options in exchange for cancellation of all of their previously granted stock options. Incremental expense of $2.4 million will be recognized over the requisite service period of the new awards.

In September 2010, the Company entered into a Transition Agreement with the Chief Executive Officer of the Company that effectively modified the terms of his stock options by accelerating vesting upon his termination. No incremental expense was recognized on this transaction. As a result, in September 2010, the Company recorded all remaining expense on his stock options that will vest upon his expected departure as CEO in June 2011 of $3.0 million.

As discussed above, on February 25, 2010, the Board of Directors of HealthMarkets, Inc. (the “Board”) declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. To prevent a dilution in the rights of participants in the 2006 Plan, the Board of Directors of the Company approved an adjustment to options granted under the 2006 Plan pursuant to which the exercise price of the options was reduced by $3.94 per share; the amount of such dividend. Incremental expense of $1.2 million on the modification will be recognized over the remaining service period on the awards.

Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established.

	Options Outstanding for Accounting								Combined
	(Excludes Options with no Performance Criteria)				Performance-Based Options(a)				Total
		Average	Aggregate			Average	Aggregate
	Number	Option	Intrinsic	Remaining	Number	Option	Intrinsic	Remaining	Number
	of	Price per	Value ($)	Contractual	of	Price per	Value ($)	Contractual	of
	Shares	Share ($)	in (000’s)	Term	Shares	Share ($)	in (000’s)	Term	Shares

Outstanding options at December 31, 2009	1,437,787	22.51	672	8.6	173,974	23.04	101	8.7	1,611,761
Granted	1,505,000	7.11			—	—			1,505,000
Performance defined	51,886	20.15			(51,886)	20.15			—
Expired	(98,646)	25.19			—	—			(98,646)
Cancelled	(471,527)	20.03			(101,204)	18.60			(572,731)
Exercised	—	—			—	—			—

Outstanding options at December 31, 2010	2,424,500	11.12	2,890	8.2	20,884	19.48	—	7.5	2,445,384

Options exercisable at December 31, 2010	587,772	18.28	32	4.6	—	—	—	—	587,772
Options expected to vest	2,161,214	10.99	2,675	8.1	19,606	18.61	—	7.5	2,180,820

(a)	Includes future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of stock options (including future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes) outstanding and exercisable at December 31, 2010:

		Options Outstanding		Options Exercisable
	Outstanding	Weighted-	Weighted-	Exercisable	Weighted-
	Options	Average	Average	Options	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2010	Contractual Life	Price ($)	2010	Price ($)

$ 7.00 - $ 7.00	1,020,000	9.5 years	7.00	—	—
$ 7.34 - $ 7.34	485,000	9.7 years	7.34	18,750	7.34
$15.06 - $15.43	756,301	6.6 years	15.40	410,520	15.40
$20.06 - $20.06	18,333	0.9 years	20.06	18,333	20.06
$22.07 - $23.92	93,096	3.7 years	23.47	82,406	23.45
$30.86 - $31.06	15,400	5.4 years	30.88	9,350	30.89
$32.76 - $34.17	39,961	4.5 years	32.96	33,420	32.90
$35.55 - $37.03	10,731	2.5 years	36.66	9,392	36.76
$38.09 - $38.09	666	6.9 years	38.09	422	38.09
$43.45 - $46.52	5,896	2.7 years	44.91	5,179	44.99

	2,445,384	8.2 years	11.19	587,772	18.28

The Company measures the fair value of the Time-Based Options, Performance-Based Options, Director Options, and other service-based options at the date of grant using a Black-Scholes option-pricing model. The Company measures fair value of the Increasing Exercise Price Options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during 2010, 2009 and 2008 was $3.48, $10.20 and $14.85 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2010, 2009 and 2008.

	For the Year Ended December 31
Black-Scholes Values	2010	2009	2008

Expected volatility	35.60%	47.96%	46.36%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.40%	3.16%	3.42%
Expected life in years	7.43	7.05	5.91
Weighted-average grant date fair value	$3.48	$10.20	$15.15

	For the Year Ended December 31
Binomial Values	2010(1)	2009	2008

Range of Expected volatility	N/A	45.19% - 65.51%	40.90% - 63.98%
Range of Expected dividend yield	N/A	0.00%	0.00%
Risk-free interest rate	N/A	2.71% - 3.46%	2.44% - 4.32%
Expected life in years	N/A	5.72 - 8.46	5.45 - 8.47
Weighted-average grant date fair value	N/A	$10.22	$13.45

(1)	The Company measures fair value of the Increasing Exercise Price Options using a binomial options valuation mode. No Increasing Exercise Price Options were issued in 2010.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. In 2008, the expected life of certain increasing exercise price performance options was derived from the output of a Monte Carlo simulation technique. The expected life of all other options, valued with both the Black-Scholes and the binomial pricing models, was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Binomial option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. Expected volatilities were calculated as one-third of the Company’s historical volatility for the time period, plus one-third of the average historical volatility of comparable companies during the time period, plus one-third of average implied volatility of comparable companies. The Company utilized historical data to estimate share option exercise and employee departure behavior.

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $-0-, $-0- and $1.1 million, respectively. During 2009, the Company paid $331,000 to settle options. At December 31, 2010, there was $10.0 million of unrecognized compensation cost related to non-vested stock options. This compensation expense is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock

Restricted stock has been granted under the 2006 Plan and individual agreements. Until the lapse of restrictions, generally extending over a five-year period, all unvested shares are subject to forfeiture if a grantee ceases to provide services to the Company as an employee. Upon a change in control of the Company, the shares of restricted stock are no longer subject to forfeiture. The restricted shares are eligible to receive dividends on unvested shares. The dividends are paid to the individual upon vesting of the awards. During 2010, the Company paid dividends upon vesting of restricted shares of $1.6 million.

Set forth below is a summary of restricted stock transactions in 2010.

	Restricted	Weighted Grant
	Share Awards	Date Fair Value

Outstanding at 12/31/2009	863,768	$19.80
Granted	686,547	$7.58
Vested	(409,833)	$19.82
Forfeited	(147,423)	$19.11

Outstanding at 12/31/2010	993,059	$11.61

Expected to Vest	723,506	$10.40

During 2010, 2009, and 2008, the Company recorded compensation expense associated with restricted stock awards of $8.1 million, $4.0 million, and $246,000, respectively. Included in the $8.1 expense is $4.7 million expense in connection with the accelerated vesting of restricted shares in connection with the announced departure of two executives of the Company. At December 31, 2010, there was $7.8 million of unrecognized compensation costs, which are expected to be recorded over an average period of 2.9 years.

Other Stock-Based Compensation Plans

The Company had in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 200,000 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. During 2010, 2009 and 2008, the Company paid $1.9 million, $900,000 and $2.0 million respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2010, the Company had one stock-based incentive program remaining where the Company has

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed to distribute, in cash, an aggregate of the dollar equivalent of 100,000 HealthMarkets shares to eligible participants. At December 31, 2010 and 2009, the Company’s liability for future benefits payable under the programs was $258,000 and $2.6 million, respectively, and was recorded in “Other liabilities” on the consolidated balance sheets.

14.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands except per share amounts)

Income (loss) from continuing operations	$50,131	$17,562	$(53,671)
Income from discontinued operations	66	162	216

Net income (loss) available to common shareholders	$50,197	$17,724	$(53,455)

Weighted average shares outstanding, basic	29,769	29,521	30,191
Dilutive effect of stock options and other shares (see Note 13)	930	663	—

Weighted average shares outstanding, dilutive	30,699	30,184	30,191

Basic earnings (losses) per share:
From continuing operations	$1.69	$0.59	$(1.78)
From discontinued operations	0.00	0.01	0.01

Net income (loss) per share, basic	$1.69	$0.60	$(1.77)

Diluted earnings (losses) per share:
From continuing operations	$1.64	$0.58	$(1.78)
From discontinued operations	0.00	0.01	0.01

Net income (loss) per share, diluted	$1.64	$0.59	$(1.77)

During the year ended December 31, 2008, 730,952 of common stock equivalents were anti-dilutive. Consequently, the effect of their conversion into shares of common stock has been excluded from the calculation of diluted net income per share.

15.	RELATED PARTY TRANSACTIONS

Introduction

At December 31, 2010, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners held approximately 53.2%, 21.8%, and 10.9%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu, David K. McVeigh and Jason K. Giordano serve as a Senior Managing Director, Executive Director and Principal, respectively, in the Corporate Private Equity group of The Blackstone Group; Adrian M. Jones and Sumit Rajpal serve as Managing Directors of Goldman, Sachs & Co;. and R. Neal Pomroy is Partner and Managing Director of Credit Suisse-DLJ Merchant Banking Partners.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, whereby the advisory affiliates agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees of $12.5 million for each of 2009 and 2008 were paid in full to the advisory affiliates of the Private Equity Investors in January 2009 and 2008, respectively. The aggregate annual monitoring fee of $15.0 million for 2010 included an initial payment of $12.5 million paid in January 2010 and an additional $2.5 million paid in April 2010 representing an upward adjustment. The monitoring fees were expensed ratably during the year incurred in “Other expenses” on the consolidated statements of operations in the Corporate reporting segment. Of the aggregate annual monitoring fees of $12.5 million for 2011, the Company paid $12.5 million in January 2011. The Company does not expect to incur any additional monitoring fees related to the Transaction and Monitoring Fee Agreements for 2011.

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

Future Transaction Fee Agreements

In accordance with the terms of separate Future Transaction Fee Agreements, each dated as of May 11, 2006, affiliates of each of the Private Equity Investors agreed to provide to the Company certain financial and strategic advisory services with respect to future acquisitions, divestitures and recapitalizations. For such services, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners are entitled to receive 0.6193%, 0.2538% and 0.1269%, respectively, of the aggregate enterprise value of any units acquired, sold or recapitalized by the Company.

In connection with the sale of the Company’s Life Insurance Division business in 2008 (see Note 18 of Notes to Consolidated Financial Statements), the Company remitted to affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners $1.2 million, $479,000 and $240,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program. The Company’s participation during 2010, 2009 and 2008 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

Registration Rights Agreement

The Company is a party to a registration rights and coordination committee agreement, dated as of April 5, 2006 (the “Registration Rights Agreement”), with the investment affiliates of each of the Private Equity Investors, providing for demand and piggyback registration rights with respect to the Class A-1 common stock. Certain management stockholders are also expected to become parties to the Registration Rights Agreement. Following a future initial public offering of the Company’s stock, the Private Equity Investors affiliated with The Blackstone Group will have the right to demand such registration under the Securities Act of its shares for public sale on up to five occasions, the Private Equity Investors affiliated with Goldman Sachs Capital Partners will have the right to demand such registration on up to two occasions, and the Private Equity Investors affiliated with Credit Suisse-DLJ Merchant Banking Partners will have the right to demand such registration on one occasion. No more than one such demand is permitted within any 180-day period without the consent of the Board of Directors of the Company.

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

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During 2009, the Company’s original commitment was reduced by $2.0 million, to $8.0 million. During 2010, the Company’s commitment was reduced by an additional $1.6 million, to $6.4 million. As of December 31, 2010, the Company had made contributions totaling $4.8 million, of which $1.2 million was funded during 2010. At December 31, 2010, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million. During 2010, the Company received no capital distributions from Goldman Sachs Real Estate Partners, L.P.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. As of December 31, 2010, the Company had made contributions totaling $9.1 million, of which $1.7 million was funded during 2010. At December 31, 2010, the Company had a remaining commitment to Blackstone Strategic Alliance Fund L.P. of $806,000. During 2010, the Company received no capital distributions from Blackstone Strategic Alliance Fund L.P.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Dividend

In connection with the special cash dividend in the amount of $3.94 per share declared on February 25, 2010 and payable on March 9, 2010, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners received cash dividends in the amount of $65.0 million, $26.6 million and $13.3 million, respectively.

Other

From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. During 2010, 2009 and 2008, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During 2010 and 2009 in connection with these events, the Company paid the hotel approximately $3.6 million and $5.5 million, respectively. Additionally, employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.

16.	COMMITMENTS AND CONTINGENCIES

Litigation Matters

The Company is a party to the following material legal proceedings:

Insurance Claims Litigation

As previously disclosed, Mid-West was named as a defendant in an action filed on January 9, 2009 (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon) in the Superior Court of Orange County, California, Case No. 30-2009 00117080. Plaintiff alleged bad faith, breach of contract, negligent misrepresentation, and intentional misrepresentation and sought unspecified economic, punitive, exemplary, and mental damages, costs, interest, and attorneys’ fees. On June 1, 2009, the case was transferred on Mid-West’s motion for change of venue to Los Angeles County Superior Court (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon), Case No. LC086172. In connection with a mediation held on October 12, 2010, the parties settled this matter on terms that did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

As previously disclosed, MEGA was named as a defendant in an action filed on August 5, 2008 (Robert Perry v. The MEGA Life and Health Insurance Company, et al.) pending in the Superior Court of Maricopa County, Arizona, Case No. CV2008-018505. Plaintiff alleged several causes of action arising from a dispute regarding medical claims, including breach of contract, bad faith, false advertising, consumer fraud, professional negligence and negligent misrepresentation and sought unspecified actual, general, and punitive damages and attorneys’ fees and costs. In connection with a mediation held on November 3, 2010, the parties settled this matter on terms that did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

As previously disclosed, MEGA was named as defendant in an action filed on April 13, 2009 (Richard Doble and Rochelle Doble v. MEGA) pending in the United States District Court, Northern District of California, Case No. CV 09-1611-CRB. Plaintiffs alleged several causes of action, including breach of contract and breach of the implied covenant of good faith and fair dealing. Plaintiffs sought unspecified general and compensatory damages, punitive damages, damages for emotional distress and attorneys’ fees. This matter was settled on or about December 1, 2010 on terms that did not have a material adverse effect on the Company’s consolidated financial condition or results of operations. The settlement was funded in January of 2011.

As previously disclosed, Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff appealed the dismissal of this matter to the United States Tenth Circuit Court of Appeals which, on April 7, 2010, affirmed the dismissal. On June 16, 2008, plaintiff filed a related action with similar allegations naming HealthMarkets and Cornerstone America (Lukas Myers and Howard Myers et al. v. HealthMarkets, Inc., Cornerstone America, et al.) in the District Court of Arapahoe County, Colorado, Case No. 08-CV-1236 (the “Myers II matter”). Plaintiffs allege several causes of action, including fraud, fraudulent misrepresentation, breach of contract, bad faith and breach of the Colorado Consumer Protection Act, and seek unspecified compensatory and punitive damages, treble damages under the Colorado Consumer Protection Act, costs and attorneys’ fees. On June 15, 2009, defendants filed a motion to dismiss the Myers II matter, which motion is pending before the Court. Discovery in this matter is ongoing.

As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group and Mid-West were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. The Court granted Mid-West’s motion for summary judgment and dismissed the case against Mid-West on August 12, 2008. On April 15, 2010, the California Court of Appeals reversed the trial court’s rulings with respect to defendant Mid-West on all claims other than those for intentional infliction of emotional distress, reinstating plaintiff’s remaining claims against Mid-West. On June 30, 2010, the Company’s petition for review was denied by the California Supreme Court and this action was remanded to the Superior Court and set for trial in May of 2011.

The Company believes that resolution of the above proceedings, after consideration of applicable reserves and potentially available insurance coverage benefits, did not (to the extent resolved) or will not (to the extent not already resolved) have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Other Litigation

People of the State of California v. HealthMarkets et al.

On October 20, 2010, HealthMarkets, Inc., MEGA, Mid-West and certain of the Company’s private equity investors were named as defendants in an action filed by the City Attorney for Los Angeles on behalf of the State of California (People of the State of California v. HealthMarkets et al.) in the Superior Court for the State of California, Los Angeles County Central District, Case No. BC447836. Plaintiff alleges, among other things, that the insurance company defendants violated the California Unfair Competition Law by improperly marketing limited forms of health insurance for which coverage was allegedly misrepresented as being comprehensive in nature. Plaintiff further alleges that the insurance company defendants violated the California False Advertising Law by using various forms of false advertising in connection with the sale and distribution of their insurance coverage. Plaintiff seeks civil penalties under California Law in the amount of $2,500 for each violation, as well as equitable relief in the form of restitution for the value of all money or property that the defendants allegedly acquired by means of unfair competition, deceptive marketing and false advertising. The Company is mounting a vigorous defense of this

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action. However, given the early stage of this matter, the Company is unable to determine at this time what, if any, impact it may have on the Company’s consolidated financial condition or results of operations.

Invasion of Privacy Litigation

As previously disclosed, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Plaintiff seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgment was denied. On August 16, 2010, plaintiff filed a motion for class certification, which motion is pending. Discovery is ongoing and no trial date has been set. The Company believes that resolution of this proceeding, after consideration of applicable reserves and potentially available insurance coverage benefits, will not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Commonwealth of Massachusetts Litigation

As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411-F. HealthMarkets, Inc. and Mid-West (together with MEGA, the “Defendants”) were added as defendants on August 22, 2007. Plaintiff alleged, among other things, that Defendants engaged in unfair and deceptive practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits.

On August 31, 2009, the Defendants and the Commonwealth of Massachusetts agreed to settle this matter by executing a Final Judgment by Consent (the “Consent”), which the Court approved on September 3, 2009. By entering into the Consent, the Defendants do not admit to any violation of law or liability. The settlement terms include a collective total payment of $15.0 million, subject to certain credits for payments made under the August 26, 2009 Regulatory Settlement Agreement with the Massachusetts Division of Insurance (the “Settlement Agreement”) described below in “Regulatory Matters.” Each Defendant will pay $5.0 million, comprised of (i) $1.0 million to be paid as civil penalties (the “Penalties Payment”); (ii) $250,000 to be paid as attorneys’ fees and costs; and (iii) $3.75 million to be paid for consumer compensatory damages and other consumer relief (the “Consumer Relief Payments”). The Consent acknowledges the obligations of MEGA and Mid-West under the Settlement Agreement to pay $2.0 million, together with an as-yet undetermined sum pursuant to a claims reassessment process. The Consent provides credits as follows: (i) the $2.0 million payment under the Settlement Agreement will be credited towards the $2.0 million in Penalties Payments that MEGA and Mid-West would otherwise be required to collectively pay and (ii) based on amounts to be paid by MEGA and Mid-West under the Settlement Agreement for claims reassessment, the Attorney General will provide a preliminary credit of $400,000 toward the Consumer Relief Payments due collectively from MEGA and Mid-West. The Company paid $12.6 million in September 2009 in accordance with the terms of the Consent. If the total amount of such claims reassessment payments is less than $400,000, MEGA and Mid-West must pay the difference. If the total amount of such claims reassessment payments is more than $400,000, the Attorney General must pay the amount which exceeds $400,000 up to a maximum payment of $600,000. Defendants provided the Attorney General with information regarding actions taken, since February 1, 2007, to remediate claims associated with certain mandated

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits and policy exclusion limits in accordance with terms of the Consent. In addition to the payments described above, if the total amount of payments to remediate such claims since February 1, 2007 is less than approximately $2.2 million, the Company must pay the difference.

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

Regulatory Matters

Multi-state Market Conduct Examination

As previously disclosed, in March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of the Insurance Companies. On May 29, 2008, the Insurance Companies entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

states — Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The RSA provides for the settlement of the examination on the following terms:

(1) A monetary penalty in the amount of $20 million, payable within ten business days of the effective date of the RSA. This amount was paid in August 2008 and recognized in the Company’s results of operations for the year ending December 31, 2007;

(2) A monetary penalty of up to an additional $10 million if the Insurance Companies are found not to comply with the requirements of the RSA when re-examined. Compliance will be monitored by the Monitoring Regulators, who will determine the amount, if any, of the penalty for failure to comply with the requirements of the RSA through a follow-up examination. At this time, the Company has not recognized any expense associated with this contingent penalty;

(3) An “Outreach Program” to be administered by the Insurance Companies with certain existing insureds, which was implemented by December 31, 2008. The Insurance Companies sent a notice to all existing insureds whose medical coverage was issued by the Insurance Companies prior to August 1, 2005. The notice included contact information for insureds to obtain information about their coverage and the address of a website responsive to coverage questions; and

(4) Ongoing monitoring of the Insurance Companies’ compliance with the RSA by the Monitoring Regulators, through semi-annual reports from the Insurance Companies. The Insurance Companies will be required to continue their implementation of certain corrective actions, the standards of which must be met by December 31, 2009. The Insurance Companies will bear the reasonable costs of monitoring by the Monitoring Regulators and their designees. In the event that the Monitoring Regulators find that the Insurance Companies have intentionally breached the terms of the RSA, resulting penalties and fines as a result of such finding will not be limited to the monetary penalties of the RSA.

All states and the District of Columbia, Puerto Rico and Guam signed the RSA (other than the states of Massachusetts and Delaware), which became effective on August 15, 2008. The Insurance Companies filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. In 2010, the Insurance Companies furnished information responsive to requests by the Monitoring Regulators and responded to comments by the Monitoring Regulators. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess the Insurance Companies’ performance with respect to RSA standards.

Massachusetts Division of Insurance

As previously disclosed, in January 2009, the Massachusetts Division of Insurance (the “Division”) commenced a re-examination of certain key provisions of prior regulatory settlement agreement entered into between the Insurance Companies and the Division in 2006. On August 26, 2009, the Insurance Companies and the Division entered into the Settlement Agreement to resolve all outstanding matters stemming from the 2006 regulatory settlement agreement and to resolve all issues identified in subsequent reviews and/or re-examinations conducted through February 2009. By entering into the Settlement Agreement, the Insurance Companies do not admit, deny or concede any actual or potential fault, wrongdoing, liability or violation of law in connection with any facts or claims that have been or could have been alleged against them.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the Settlement Agreement also require referral of all producer disciplinary actions to the Division’s Special Investigations Unit for a two year period; a targeted customer outreach notifying certain insureds of their right to participate in a claims reassessment process; monthly reporting to the Division regarding the claims reassessment process and Special Investigation Unit referrals; and continued compliance with the requirements of the 2006 regulatory settlement agreement as such requirements pertain to the business that the Insurance Companies continue to issue and/or renew after the Settlement Agreement is executed. The reasonable costs of the Division in monitoring compliance with the Settlement Agreement will be paid by the Insurance Companies. The Division may impose an additional penalty of up to $3.0 million if the Insurance Companies fail to comply with the requirements of the Settlement Agreement which the Company has not accrued since this is not deemed probable.

Rhode Island

As previously disclosed, the Rhode Island Office of the Health Insurance Commissioner conducted a targeted market conduct examination regarding MEGA’s small employer market practices during 2005. As a result of that examination, MEGA is engaged in discussions regarding a settlement with the Office of the Health Insurance Commissioner. The Company anticipates that Mid-West will also agree to a settlement with the Office of the Health Insurance Commissioner since it sells similar plans in Rhode Island. The terms of any settlement are expected to include a payment, including penalties, claims remediation and a refund of premium and association dues. Such payment, together with other possible settlement terms, after consideration of applicable reserves, is not expected to have a material adverse effect on the Company’s consolidated financial condition and results of operations.

National Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s business, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years. A number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations. Due to the complexity of the Health Care Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have made material changes to our business as a result of the Health Care Reform Legislation, including, to the extent required by this legislation, adjustments to our in-force block of business issued prior to March 24, 2010. These adjustments include, but are not limited to, removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to these changes, health benefit plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing and we expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations. With respect to the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. For additional information, see Item 1A — Risk Factors, National Health Care Reform discussion.

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

Leases

The Company and its subsidiaries lease office space under various lease agreements with initial lease periods ranging from three to ten and one-half years. At December 31, 2010, minimum rental commitments under non-cancellable operating leases were as follows:

Operating
Leases
(In thousands)

2011	$4,200
2012	3,153
2013	2,506
2014	1,130
2015	647
Thereafter	276

Total minimum lease payments	$11,912
Sublease proceeds	2,141

Net lease payments	$9,771

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $4.3 million, $1.6 million and $6.2 million, respectively. The Company subleases office space under multiple agreements, which expire on various dates through 2014. Sublease income from such agreements was $434,000, $253,000 and $272,000 for 2010, 2009 and 2008, respectively.

During 2010 and 2009, the Company recorded impairment expenses of approximately $1.2 million and $4.9 million, respectively, which are included in “Underwriting, acquisition and insurance expenses” (if incurred by MEGA) or “Other expenses” (if incurred by Insphere) on the consolidated statement of operations. Such expenses

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relate to 16 leased facilities which the Company no longer utilizes. These costs represent provisions for future remaining lease obligations, as well as the impairment of leasehold improvements. In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, the provisions recorded for lease obligations on the cease-use dates were determined based on the fair value of the liability for costs that will continue to be incurred over the remaining terms of the leases without economic benefit to the Company.

With respect to the abandoned facilities discussed above, at December 31, 2010 the Company had a liability of $2.9 million, which is included in “Other liabilities” on the consolidated balance sheet. Lease payments net of sublease proceeds will be applied against the liability through October 2016, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.

Student Loan Commitments

As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has outstanding commitments to fund student loans through 2026. The total commitment for the next five school years and thereafter, as well as the amount the Company expects to fund considering utilization rates and lapses, are as follows:

	Total	Expected
	Commitment	Funding
	(In thousands)

2011	$6,702	$588
2012	8,094	502
2013	10,455	458
2014	9,810	304
2015	10,253	225
Thereafter	41,590	234

Total	$86,904	$2,311

In connection with the Company’s exit from the Life Insurance Division business, HealthMarkets, LLC entered into Coinsurance Agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of December 31, 2010, approximately $1.9 million of student loans have been funded by Wilton.

Pursuant to a Private Loan Program Loan Origination and Sale Agreement (the “Loan Origination Agreement”), dated July 28, 2005, among Richland State Bank, Richland Loan Processing Center, LLC (collectively, “Richland”), UICI and UFC2, the student loans were originated by Richland. Once issued, UFC2 would purchase the loans from Richland and provide for the administration of the loans. On April 28, 2010, Richland gave written notice of its intent to terminate the Loan Origination Agreement and the agreement terminated effective July 28, 2010. The Company continues to evaluate whether a new lender is available to replace Richland; however, there can be no assurance whether and when a new lender will be located. In addition, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

In the ordinary course of business, the Company’s insurance subsidiaries reinsure certain risks with other insurance companies. A number of reinsurance contracts associated with policies issued through ZON-Re required the Company to extend a letter of credit primarily to secure the payment of insured’s claims. At December 31, 2010, the Company had outstanding letters of credit related to such reinsurance contracts for $7.1 million. Of the $7.1 million outstanding letters of credit at December 31, 2010, two of the outstanding letters of credit in the aggregate amount of $7.0 million matured January 1, 2011. Instead of renewing the letters of credit, the Company funded two trust agreements in the aggregate amount of $1.6 million in December 2010.

Claims Liability

The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment. As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company experienced favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2010, 2009 and 2008. However, the favorable claims development in 2009 was partially offset by an estimated claims liability arising from a review of claims processing for state mandated benefits, which review is expected to be completed by the first half of 2011. As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its claim liability estimate related to state mandated benefits and recorded a claims liability estimate of $23.9 million ($25.7 million including loss adjustment expense).

During 2010, the Company adjusted the estimated claim liability established in the fourth quarter of 2009 related to the state mandated benefits based upon actual results from reprocessing approximately 81% of these claims. As a result of this refinement, during 2010, the Company recognized a decrease in claim liabilities of $19.6 million.

17.	INVESTMENT ANNUITY SEGREGATED ACCOUNTS

At December 31, 2010 and 2009, the Company had deferred investment annuity policies that have segregated account assets and liabilities, of $257.7 million and $245.1 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

18.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

Acquisition of Beneficial Investment Services, Inc.

On April 13, 2010, the Company completed the acquisition of all of the outstanding stock of Beneficial Investment Services, Inc. (“BIS”), a broker-dealer and registered investment adviser, and changed BIS’ name to Insphere Securities, Inc. (“ISI”). The total cash consideration related to this acquisition was approximately $1.6 million. ISI is a wholly owned subsidiary of Insphere. The acquisition generated $297,000 of goodwill primarily as a result of the anticipated synergies to be achieved in combination with the portfolio of life and annuity products sold by Insphere.

On June 25, 2010, the Company determined that it would wind down the current business of ISI and related life agency sales offices located in Utah, Nevada and Arizona. After consideration of the expected costs of developing the recently acquired ISI business and the belief that the products and services available through ISI could be offered

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more efficiently to customers through contractual arrangements with third parties at an appropriate time in the future, the Company determined that a wind down of this business was necessary, and in the best interests of the Company. In September, the Company filed Form BDW with the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission and received notice that ISI’s request to withdraw as a broker/dealer was accepted and filed with FINRA’s Central Registration Depository system on September 3, 2010. The Company substantially completed the orderly transition of customer accounts and completion of applicable business and regulatory requirements during the fourth quarter of 2010. The Company incurred a total pre-tax expense in connection with this action of approximately $2.4 million including the write-off of the related goodwill of $297,000.

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

The Company and the Ceding Companies received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s DAC with the remainder of $8.5 million recorded in “Realized gains, net” on the Company’s consolidated statement of operations.

The Master Agreement and Coinsurance Agreements provided for certain financial settlements following the Closing Date, including, without limitation, settlements with respect to the cash transferred to Wilton for statutory reserves and liabilities corresponding to the Coinsured Policies, and the cash flows arising out of the Coinsured Policies between the Coinsurance Effective Date and the Closing Date. The Company resolved such financial settlements with Wilton during 2009 which resulted in a gain of $159,000 recorded in “Realized gains, net” on the Company’s consolidated statement of operations.

In connection with these transactions the Company incurred $6.5 million in investment banker fees and legal fees recorded in “Other expenses” on the Company’s consolidated statement of operations for the year ended December 31, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs recorded in “Underwriting, acquisition and insurance expenses” during 2008. In addition, the Company incurred interest expense of $3.1 million during 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date to the Closing Date. The Ceding Companies also wrote-off DAC of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of DAC correspondingly reduced the related deferred tax assets by $36.7 million.

Sale of ZON-Re

On June 5, 2009, HealthMarkets, LLC, entered into an Acquisition Agreement for the sale of its 82.5% membership interest in ZON-Re to Venue Re. The transaction contemplated by the Acquisition Agreement closed effective June 30, 2009. The sale of the Company’s membership interest in ZON-Re resulted in a total pre-tax loss of $489,000 which was recorded in “Realized gains, net” on the consolidated statement of operations. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all liabilities.

Exit from the Medicare Market

In July 2008, the Company determined it would not continue to participate in the Medicare business as an underwriter after the 2008 plan year. In connection with its exit from the Medicare market, the Company incurred employee termination costs of $2.8 million and asset impairment charges of $1.1 million (associated with technology assets unique to its Medicare business) during the year ended December 31, 2008. Additionally, during 2008, the Company recognized a $4.9 million expense, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statement of operations, associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was for member months over the three year term of the contract covering calendar years 2008 through 2010. The Company will continue to reflect the existing insurance business in its financial statements to final termination of all remaining liabilities.

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

The purchase price was subject to downward or upward adjustment based on the amount of premium generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. The Company recorded $5.5 million of realized gains as adjustments to the purchase price during 2008. The Company does not expect to incur or receive any additional compensation related to the premium provision or claim experience in the future.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT INFORMATION

The Company operates four business segments, the Insurance segment, Insphere, Corporate and Disposed Operations. The Insurance segment includes the Company’s Commercial Health Division. Insphere includes net commission revenue and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, the Company’s student loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition of the Company’s former Life Insurance Division business, former Star HRG Division and the former Student Insurance Division.

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

Revenues from continuing operations and income (loss) from continuing operations before income taxes for each of the years ended December 31, 2010, 2009 and 2008 are set forth in the table below:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue from continuing operations:
Insurance — Commercial Health Division	$798,666	$1,061,450	$1,248,434
Insphere	46,170	1,192	—
Corporate	24,737	13,616	2,939
Intersegment Eliminations	(10,327)	(2,088)	(167)

Total revenues excluding disposed operations	859,246	1,074,170	1,251,206
Disposed Operations	2,407	9,227	173,759

Total revenue from continuing operations	$861,653	$1,083,397	$1,424,965

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from continuing operations before federal income taxes:
Insurance — Commercial Health Division	$236,771	$117,498	$55,634
Insphere	(81,335)	(11,902)	—
Corporate	(76,432)	(73,336)	(106,934)

Total operating income (loss) excluding disposed operations	79,004	32,260	(51,300)
Disposed Operations	3,023	(3,022)	(34,080)

Total income (loss) from continuing operations before federal income taxes	$82,027	$29,238	$(85,380)

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by operating segment at December 31, 2010, 2009 and 2008 are set forth in the table below:

	December 31,
	2010	2009	2008
	(In thousands)

Assets:
Insurance — Commercial Health Division	$490,088	$731,594	$822,966
Insphere	77,139	14,507	—
Corporate	769,105	734,040	667,617

Total assets excluding assets of Disposed Operations	1,336,332	1,480,141	1,490,583
Disposed Operations	383,319	391,357	426,130

Total assets	$1,719,651	$1,871,498	$1,916,713

Disposed Operations assets at December 31, 2010, 2009 and 2008 primarily represent reinsurance recoverable for the Life Insurance Division of $356.7 million, 353.7 million and $370.4 million, respectively, associated with the Coinsurance Agreements entered into with Wilton (see Note 6 of Notes to Consolidated Financial Statements for additional information regarding such coinsurance agreements).

20.	CONDENSED FINANCIAL INFORMATION OF HEALTHMARKETS, LLC

HealthMarkets, LLC is a wholly owned subsidiary of HealthMarkets, Inc., the holding company. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The condensed financial information of HealthMarkets, LLC is presented below.

BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$549,758	$488,797
Other invested assets	3,570	8,737
Cash and cash equivalents	101,235	217,771
Receivable from HealthMarkets, Inc.*	1,054	946
Deferred financing costs and other assets	4,663	9,895

	$660,280	$726,146

LIABILITIES & STOCKHOLDER’S EQUITY
Accrued expenses and other liabilities	$18,153	$20,718
Debt	481,070	481,070

	499,223	501,788
Stockholder’s equity	161,057	224,358

	$660,280	$726,146

*	Eliminated in consolidation.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income:
Dividends from continuing operations*	$128,500	$73,800	$283,638
Investment and other income	832	326	1,980
Realized gains (losses)	—	(319)	319

	129,332	73,807	285,937
Expenses:
General and administrative expenses	1,529	70	6,907
Interest expense	23,090	28,630	34,571

	24,619	28,700	41,478

Income before equity in undistributed earnings of subsidiaries and federal income tax expense	104,713	45,107	244,459
Federal income tax benefit	—	—	—

Income before equity in undistributed earnings of subsidiaries	104,713	45,107	244,459
Equity (deficit) in undistributed earnings of subsidiaries*	(25,053)	(1,792)	(288,574)

Net income (loss)	$79,660	$43,315	$(44,115)

*	Eliminated in consolidation.

21.	SUBSEQUENT EVENTS

Effective January 1, 2011, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products because it believes that the new method will be preferable in light of, among other factors, certain changes required by Health Care Reform Legislation.

For the majority of health insurance products in the Commercial Health Division, the Company’s claims liabilities are estimated using the developmental method. The Company establishes the claims liabilities based upon claim incurral dates, supplemented with certain refinements as appropriate. See Note 8 Policy Liabilities for additional detail regarding the calculation of claims liabilities. For products introduced prior to 2008, the Company uses a technique for calculating claims liabilities referred to as the Modified Incurred Date (“MID”) technique. Under the MID technique, claims liabilities for the cost of all medical services related to a distinct accident or sickness are based on the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. Claims liabilities based on the earliest date of diagnosis generally result in larger initial claims liabilities which complete over a longer period of time than claims estimation techniques using dates of service. Under the MID technique, the Company modifies the original incurred date coding by establishing a new incurral date if: (i) there is a break of more than six months in the occurrence of a covered benefit service or (ii) if claims payments continue for more than thirty-six months without a six month break in service.

For products introduced in 2008 and later, claims payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is referred to as the Service Date (“SD”) technique. This is consistent with the assumptions used in the pricing of these products and the policy language. At December 31, 2010, the Company had claims liabilities for products using the SD technique in the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $10.6 million, representing approximately 8% of the total claims liabilities of the Commercial Health Division. The use of the SD technique in establishing claims liabilities requires the establishment of a future policy benefit reserve while the MID technique does not. For the reasons discussed below, we believe that it is preferable to estimate the Company’s claims liabilities using the SD technique, and to apply such technique for claims liabilities previously calculated based on the MID technique.

As previously disclosed, in March 2010, Health Care Reform Legislation was signed into law. The Health Care Reform Legislation requires, beginning in 2011, a mandated minimum loss ratio (“MLR”) of 80% for the individual and small group markets. If MLR is below the mandated minimum, the Health Care Reform Legislation generally requires that the insurer return the amount of premium that is in excess of the required MLR to the policyholder in the form of rebates. The MLR is calculated for each of our insurance subsidiaries on a state-by-state basis in each state where the Company has issued major medical business. The Interim Final Rule from the Department of Health and Human Services indicates that the MLR calculation shall utilize data on incurred claims for the calendar year, paid through March of the following year.

Any refund of premiums in excess of the required MLR will be based on the completion of claims three months after the calendar year end. Based on the MLR calculation requiring only three additional months of claims and the SD technique being the most prevalent method of estimating claims liabilities in the health insurance industry, the Company believes that the SD technique is the preferable method for calculating the MLR. The Company also believes that using the SD method for the settlement of the MLR calculation will reduce uncertainty regarding the ultimate amount of incurred claims, as the MID technique estimates claims over a longer settlement period. The calculation of the MLR using the Company’s current data results in claims for a given incurred year that are approximately 95% complete three months after the valuation date using the SD technique, whereas claims are approximately 82% complete 3 months after the valuation date using the MID technique. Additionally, the use of the MID technique for financial reporting purposes, with the settlement of the MLR calculated on a SD basis, may result in an over accrual of the claims liabilities on the financial statements as a result of the Company’s accrual for rebates in the MLR calculation.

In light of the changes resulting from the Health Care Reform Legislation, and given that the Company’s insurance contracts would support the use of either reserving technique, the Company, after discussions with its domiciliary insurance regulators on the preferred methodology for calculating rebates under the MLR requirements of the Health Care Reform Legislation, determined that the SD method is preferable in determining the estimation of its claims liabilities. For the in-force policies utilizing the MID technique for estimation of claims liabilities, effective January 1, 2011, the Company changed the method used to calculate its claims liabilities from the MID technique to the SD technique. Consistent with the Company’s products introduced in 2008 and later, the Company established a reserve for future policy benefits for products introduced prior to 2008.

The Company has determined it is impracticable to determine the period-specific effects of the change in reserving methodology from MID to SD on all prior periods since retrospective application requires significant estimates of amounts and it is impossible to distinguish objectively information about those estimates at previous reporting dates. Based on the guidance of ASC 250-10-45 Accounting Changes — Change in Accounting Principle if the cumulative effect of applying a change in accounting principle to all prior periods is determinable, but it is impracticable to determine the period-specific effects of that change to all prior periods presented, the cumulative effect of the change to the new accounting principle shall be applied to the carrying amounts of assets and liabilities as of beginning of the earliest period to which the new accounting principle can be applied. As such the Company will account for the change effective January 1, 2011 by recording a cumulative effect of the change in accounting at that date.

Effective January 1, 2011, as a result of this change, the Company recorded the following; (i) a decrease in the amount of $71.2 million to claims liabilities, (ii) an increase in the amount of $35.1 million to future policy and

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract benefits, (iii) an increase in the amount of $12.6 million to deferred federal income tax liability and (iv) an increase in the amount of $23.5 million to retained earnings.

22.	QUARTERLY UNAUDITED DATA

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share amounts)

Income Statement Data:
Revenues from continuing operations	$204,383	$206,143	$219,564	$231,563	$250,028	$266,779	$276,548	$290,042
Income (loss) from continuing operations before federal income taxes	27,324	34,194	18,793	1,716	(15,829)	27,039	6,000	12,028
Income (loss) from continuing operations	16,716	22,243	10,404	768	(11,049)	17,395	3,193	8,023
Income from discontinued operations	27	12	13	14	56	55	16	35
Net income (loss)	$16,743	$22,255	$10,417	$782	$(10,993)	$17,450	$3,209	$8,058
Per Share Data:
Basic earnings per common share:
Income (loss) from continuing operations	$0.56	$0.75	$0.35	$0.03	$(0.38)	$0.59	$0.11	$0.27
Income from discontinued operations	—	—	—	—	0.01	—	—	—

Net income (loss)	$0.56	$0.75	$0.35	$0.03	$(0.37)	$0.59	$0.11	$0.27

Diluted earnings per common share:
Income (loss) from continuing operations	$0.54	$0.73	$0.34	$0.03	$(0.37)	$0.58	$0.11	$0.26
Income from discontinued operations	—	—	—	—	0.01	—	—	—

Net income (loss)	$0.54	$0.73	$0.34	$0.03	$(0.36)	$0.58	$0.11	$0.26

Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$160,003	$223,412
Other invested assets	—	14,673
Cash and cash equivalents	67,171	24,394
Refundable income taxes	11,148	15,754
Deferred income tax	13,233	14,496
Other	91	669

	$251,646	$293,398

LIABILITIES
Accrued expenses and other liabilities	$11,337	$15,393
Agent plan liability	3,607	14,054
Net liabilities of discontinued operations	1,574	1,752

	16,518	31,199

STOCKHOLDERS’ EQUITY
Common stock	323	316
Additional paid-in capital	54,772	42,342
Accumulated other comprehensive income	21,981	3,739
Retained earnings	178,313	246,427
Treasury stock	(20,261)	(30,625)

	235,128	262,199

	$251,646	$293,398

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income:
Dividends from continuing operations*	$120,000	$—	$—
Interest and other income	70	266	1,090

	120,070	266	1,090
Expenses:
General and administrative expenses (includes amounts paid to related parties of $16,737, $15,075 and $14,168 in 2010, 2009 and 2008, respectively)	52,003	50,744	35,266
Interest expense	—	39	—

	52,003	50,783	35,266

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	68,067	(50,517)	(34,176)
Federal income tax benefit	22,470	24,986	24,916

Income (loss) before equity in undistributed earnings of subsidiaries	90,537	(25,531)	(9,260)
Surplus (deficit) in undistributed earnings of continuing operations*	(40,406)	43,093	(44,411)

Income (loss) from continuing operations	50,131	17,562	(53,671)
Dividends from discontinued operations*	—	—	—
Income (loss) from discontinued operations	—	(60)	(80)
Equity in undistributed earnings (losses) from discontinued operations*	66	222	296

Income (loss) from discontinued operations	66	162	216

Net income (loss)	$50,197	$17,724	$(53,455)

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities
Net Income	$50,197	$17,724	$(53,455)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	—	60	80
Equity in undistributed earnings (loss) of subsidiaries of discontinued operations*	(66)	(222)	(296)
Deficit (equity) in undistributed earnings of continuing operations*	40,406	(43,093)	44,411
Equity based compensation	16,438	1,271	(1,906)
Change in accrued expenses and other liabilities	(5,116)	4,893	(398)
Deferred income tax (benefit) change	1,276	4,009	2,148
Change in federal income tax refundable	4,606	4,159	(9,249)
Other items, net	8,012	4,883	112

Cash provided by (used in) continuing operations	115,753	(6,316)	(18,553)
Cash provided by (used in) discontinued operations	(178)	(518)	(505)

Net cash provided by (used in) Operating Activities	115,575	(6,834)	(19,058)

Investing Activities
Sales, maturities, calls and redemptions of securities available for sale	8,000	—	—
Increase in investments in and advances to subsidiaries	41,453	15,300	78,376

Net cash provided by Investing Activities	49,453	15,300	78,376

Financing Activities
Exercise of stock options	—	—	335
Tax benefits from share-based compensation	(1,123)	(1,673)	(578)
Purchase of treasury stock	(9,718)	(21,152)	(58,054)
Proceeds from shares issued to officers, directors and agent plans	7,044	8,005	12,552
Payments of dividends to shareholders	(118,454)	—	—

Net cash used in Financing Activities	(122,251)	(14,820)	(45,745)

Net change in cash and cash equivalents	42,777	(6,354)	13,573
Cash and cash equivalents at beginning of period	24,394	30,748	17,175

Cash and cash equivalents at end of period	$67,171	$24,394	$30,748

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
		Future Policy
		Benefits
	Deferred	Losses,
	Policy	Claims,
	Acquisition	and Loss	Unearned	Policyholder
	Costs	Expenses	Premiums	Funds
		(In thousands)

December 31, 2010:
Commercial Health Division	$32,689	$307,385	$34,090	$1,599
Disposed Operations	—	355,063	772	6,088

Total	$32,689	$662,448	$34,862	$7,687

December 31, 2009:
Commercial Health Division	$63,947	$442,738	$45,287	$2,084
Disposed Operations	392	359,234	1,022	6,163

Total	$64,339	$801,972	$46,309	$8,247

December 31, 2008:
Commercial Health Division	$71,649	$498,306	$56,094	$2,908
Disposed Operations	502	403,616	5,397	6,725

Total	$72,151	$901,922	$61,491	$9,633

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. J	Col. K
			Benefits,	Amortization
			Claims	of Deferred
			Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income(1)	Expenses	Costs	Expenses(2)	Written
			(In thousands)

2010:
Commercial Health Division	$736,809	$21,579	$369,764	$51,906	$99,947
Disposed Operations	642	1,761	(3,120)	392	2,106

	$737,451	$23,340	$366,644	$52,298	$102,053	$726,004

2009:
Commercial Health Division	$973,331	$26,427	$578,361	$87,865	$216,034
Disposed Operations	6,618	1,830	6,517	503	4,451

	$979,949	$28,257	$584,878	$88,368	$220,485	$964,768

2008:
Commercial Health Division	$1,140,499	$29,149	$729,746	$102,352	$281,915
Disposed Operations	159,937	12,490	127,249	24,150	54,753

	$1,300,436	$41,639	$856,995	$126,502	$336,668	$1,269,661

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(2)	Other operating expenses include underwriting, acquisition and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.
AND SUBSIDIARIES

REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net
		(Dollars in thousands)

Year Ended December 31, 2010 Life insurance in force	$6,553,984	$6,349,021	$165	$205,128	0.1%

Premiums earned:
Life insurance	$73,954	$72,106	$65	$1,913	3.4%
Health insurance	735,472	946	1,012	735,538	0.1%

	$809,426	$73,052	$1,077	$737,451

Year Ended December 31, 2009 Life insurance in force	$7,447,925	$7,181,574	$226	$266,577	0.1%

Premiums earned:
Life insurance	$60,252	$57,892	$21	$2,381	0.9%
Health insurance	985,249	11,768	4,087	977,568	0.4%

	$1,045,501	$69,660	$4,108	$979,949

Year Ended December 31, 2008 Life insurance in force	$8,937,465	$8,591,653	$47,815	$393,627	12.1%

Premiums earned:
Life insurance	$87,716	$52,087	$2,395	$38,024	6.3%
Health insurance	1,333,248	94,471	23,635	1,262,412	1.9%

	$1,420,964	$146,558	$26,030	$1,300,436

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance at	Additions	in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period
	(In thousands)

Allowance for losses:
Year ended December 31, 2010:
Agents’ receivables	$2,294	$6,528	$—	$(3,825)	$4,997
Student loans	12,032	3,212	—	(11,136)	4,108
Mortgage loans	—	—	—	—	—
Year ended December 31, 2009:
Agents’ receivables	$2,660	$2,526	$—	$(2,892)	$2,294
Student loans	11,695	2,560	—	(2,223)	12,032
Mortgage loans	2	(2)	—	—	—
Year ended December 31, 2008:
Agents’ receivables	$3,488	$2,444	$—	$(3,272)	$2,660
Student loans	2,925	10,984	—	(2,214)	11,695
Mortgage loans	5	—	—	(3)	2

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Certificate of Incorporation of HealthMarkets, Inc. as amended May 22, 2008, filed as exhibit 3.1 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
3.2		Amended Bylaws of HealthMarkets, Inc., filed as exhibit 3.2 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, filed as Exhibit 4.7 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein.
4.8	—	Specimen Stock Certificate of Class A-2 Common Stock, filed as Exhibit 4.8 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein..
10.01	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.02	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.
10.03	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.
10.04	—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.
10.05	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.06		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.07		—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.08		—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.09		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.10		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.11		—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.12		—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.13		—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10.14		—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.15		—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.16		—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.17			HealthMarkets, Inc. InVest Stock Ownership Plan (Effective January 1, 2010), filed as Exhibit 99.1 to Registration Statement on Form S-8 filed on December 15, 2009, File No. 333-163726, and incorporated by reference herein.
10	.18*	—	Second Amended and Restated HealthMarkets 2006 Management Option Plan, filed as Exhibit A to the Company’s Schedule 14C, File No. 001-14953, filed with the Securities and Exchange Commission on November 10, 2009, and incorporated by reference herein.
10	.19*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10.20		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.21		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.22		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.23		—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10	.24*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.25*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10.26		—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. filed as Exhibit 10.111 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.27		—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P. , filed as Exhibit 10.112 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.28		—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P., filed as Exhibit 10.113 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.29		—	Regulatory Settlement Agreement entered into as of May 29, 2008 by and among The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Chesapeake Life Insurance Company and the signatory regulators, filed as Exhibit 10.1 to the Current Report on Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
10.30		—	Agreement for Reinsurance and Purchase and Sale of Assets by and among The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, The MEGA Life and Health Insurance Company, HealthMarkets, LLC and Wilton Reassurance Company, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 12, 2008, File No. 001-14953, and incorporated by reference herein.
10.31		—	Settlement Agreement, dated as of August 26, 2009, by and between The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company and the Commissioner of the Massachusetts Division of Insurance, filed as exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.
10.32		—	Final Judgment by Consent, dated August 31, 2009, in the matter Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company et al., filed as exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.
10	.33*+	—	Employment Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.34*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.4 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.35*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.36*	—	Special Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.6 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.37*	—	Subscription Agreement, dated June 30, 2008, between the Company and Phillip Hildebrand, filed as Exhibit 10.7 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.38*+	—	Employment Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.8 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.39*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.9 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.40*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.10 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.41*+	—	Employment Agreement, dated September 8, 2009, between the Company and Steven P. Irwin, filed as Exhibit 10.11 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.42*+	—	Employment Agreement, dated September 8, 2009, between the Company and B. Curtis Westen, filed as Exhibit 10.12 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.43*	—	Employment Agreement, dated December 18, 2006, between the Company and Jack V. Heller and amendment thereto dated September 10, 2009, filed as Exhibit 10.13 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.
10	.44*	—	Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 29, 2010, File No. 001-14953 and incorporated by reference herein.
10	.45*	—	Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Anurag Chandra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated March 29, 2010, File No. 001-14953 and incorporated by reference herein.
10	.46*	—	Nonqualified Stock Option Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 29, 2010, File No. 001-14953 and incorporated by reference herein.
10	.47*	—	Restricted Share Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 29, 2010, File No. 001-14953 and incorporated by reference herein.
10	.48*	—	Summary of Material Terms and Conditions, Executive Retention Program, for Jack V. Heller, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated June 30, 2010, file No. 001-14953, and incorporated by reference herein.
10	.49*	—	Letter Agreement, dated as of August 27, 2010, amending the terms of the Employment Agreement between HealthMarkets, Inc. and Steven P. Erwin, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 27, 2010, File No. 001-14953, and incorporated by reference herein.
10	.50*	—	Employment Agreement, made as of September 24, 2010, by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.
10	.51*	—	Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.
10	.52*	—	Restricted Share Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.53*	—	Form of Subscription Agreement by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.
10	.54*	—	Transition Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Phillip J. Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.
10	.55*	—	Employment Agreement, made as of October 26, 2010, by and between HealthMarkets, Inc. and B. Curtis Westen filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 26, 2010, File No. 001-14953, and incorporated by reference herein.
21		—	Subsidiaries of HealthMarkets
23		—	Consent of Independent Registered Public Accounting Firm
24		—	Power of Attorney
31.1		—	Certification of Chief Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.
32		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement

+	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.