Form 10-Q
period 2011-03-31
HealthMarkets, Inc.
filed 2011-05-12
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 21, 2011, the registrant had 28,397,133 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,989,754 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
First Quarter 2011 Form 10-Q

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments:
Securities available for sale — Fixed maturities, at fair value (cost: 2011 — $563,980; 2010 — $644,661)	$591,990	$679,405
Short-term and other investments	434,741	373,023

Total investments	1,026,731	1,052,428
Cash and cash equivalents	9,238	12,874
Student loan receivables	57,749	60,312
Restricted cash	10,779	13,170
Investment income due and accrued	9,083	7,139
Reinsurance recoverable — ceded policy liabilities	358,804	363,243
Agent and other receivables	38,795	32,508
Deferred acquisition costs	25,293	32,689
Property and equipment, net of accumulated depreciation of $151,015 and $148,026 at March 31, 2011 and December 31, 2010, respectively	42,296	43,738
Goodwill and other intangible assets	81,769	82,331
Recoverable federal income taxes	606	3,443
Other assets	22,813	15,776

	$1,683,956	$1,719,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$484,339	$453,773
Claims	123,989	208,675
Unearned premiums	33,574	34,862
Other policy liabilities	10,850	7,687
Accounts payable and accrued expenses	30,100	38,131
Other liabilities	45,189	58,868
Deferred federal income taxes	69,503	58,883
Debt	553,420	553,420
Student loan credit facility	65,950	68,650
Net liabilities of discontinued operations	1,430	1,574

	1,418,344	1,484,523
Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,454,231 issued and 28,397,176 outstanding at March 31, 2011; 28,281,859 issued and 28,256,028 outstanding at December 31, 2010. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 3,040,538 outstanding at March 31, 2011; 4,026,104 issued and 2,762,100 outstanding at December 31, 2010	325	323
Additional paid-in capital	50,363	54,772
Accumulated other comprehensive income	18,810	21,981
Retained earnings	209,315	178,313
Treasury stock, at cost (57,056 Class A-1 common shares and 985,566 Class A-2 common shares at March 31, 2011; 25,831 Class A-1 common shares and 1,264,004 Class A-2 common shares at December 31, 2010)	(13,201)	(20,261)

	265,612	235,128

	$1,683,956	$1,719,651

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUE
Health premiums	$151,201	$205,773
Life premiums and other considerations	466	651

	151,667	206,424
Investment income	8,965	11,271
Commissions and other income	20,534	13,649
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	—	—
Realized gains, net	3,858	219

	185,024	231,563
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	103,966	121,796
Underwriting, acquisition, and insurance expenses	30,231	53,589
Other expenses	38,535	46,270
Interest expense	7,111	8,192

	179,843	229,847

Income from continuing operations before income taxes	5,181	1,716
Federal income tax expense	2,017	948

Income from continuing operations	3,164	768

Income from discontinued operations, (net of income tax expense of $8 for the three months ended March 31, 2011, and $8 for the three months ended March 31, 2010, respectively)	14	14

Net income	$3,178	$782

Basic earnings per share:
Income from continuing operations	$0.11	$0.03
Income from discontinued operations	0.00	0.00

Net income per share, basic	$0.11	$0.03

Diluted earnings per share:
Income from continuing operations	$0.10	$0.03
Income from discontinued operations	0.00	0.00

Net income per share, diluted	$0.10	$0.03

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income	$3,178	$782

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	(2,260)	11,331
Reclassification for investment (gains) losses included in net income	(3,858)	(219)
Other-than-temporary impairment losses recognized in OCI	—	—

Effect on other comprehensive income (loss) from investment securities	(6,118)	11,112

Unrealized losses on derivatives used in cash flow hedging during the period	(4)	(487)
Reclassification adjustments included in net income	1,244	2,504

Effect on other comprehensive income from hedging activities	1,240	2,017

Other comprehensive income before tax	(4,878)	13,129
Income tax expense (benefit) related to items of other comprehensive income	(1,707)	4,596

Other comprehensive income (loss) net of tax	(3,171)	8,533

Comprehensive income	$7	$9,315

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income	$3,178	$782
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(14)	(14)
Realized gains, net	(3,858)	(219)
Change in deferred income taxes	(2,656)	224
Depreciation and amortization	4,876	5,862
Amortization of prepaid monitoring fees	3,125	3,750
Equity based compensation expense	1,351	1,440
Other items, net	3,591	4,446
Changes in assets and liabilities:
Investment income due and accrued	(2,224)	(2,661)
Due premiums	3	1,112
Reinsurance recoverable — ceded policy liabilities	4,439	1,440
Other receivables	(4,564)	606
Deferred acquisition costs	7,396	8,841
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	2,837	3,196
Policy liabilities	(9,084)	(21,154)
Other liabilities and accrued expenses	(17,017)	(13,987)

Cash used in continuing operations	(21,121)	(18,836)
Cash used in discontinued operations	(130)	(116)

Net cash used in operating activities	(21,251)	(18,952)

Investing Activities:
Student loan receivables	2,112	2,193
Securities available for sale	84,172	29,611
Short-term and other investments, net	(61,628)	109,649
Purchases of property and equipment	(1,547)	(3,627)
Change in restricted cash	2,391	2,244
Decrease (increase) in agent receivables	(2,614)	459

Cash provided by continuing operations	22,886	140,529
Cash provided by discontinued operations	—	—

Net cash provided by investing activities	22,886	140,529

Financing Activities:
Repayment of student loan credit facility	(2,700)	(2,450)
Decrease in investment products	(354)	(3,408)
Change in cash overdraft	(393)	3,898
Proceeds from shares issued to agent plans and other	1,149	1,521
Purchases of treasury stock	(2,612)	(1,764)
Dividends paid	—	(120,652)
Excess tax reduction from equity based compensation	(361)	(339)

Cash used in continuing operations	(5,271)	(123,194)
Cash used in discontinued operations	—	—

Net cash used in financing activities	(5,271)	(123,194)

Net change in cash and cash equivalents	(3,636)	(1,617)
Cash and cash equivalents at beginning of period	12,874	17,406

Cash and cash equivalents at end of period in continuing operations	$9,238	$15,789

Supplemental disclosures:
Income taxes paid	$2,207	$—

Interest paid	$5,342	$5,338

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2010 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”).
Reclassification
Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation.
2. CHANGE IN ACCOUNTING PRINCIPLE
Effective January 1, 2011, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products because it believes that the new method will be preferable in light of, among other factors, certain changes required by Health Care Reform Legislation.
For the majority of health insurance products in the Commercial Health Division, the Company’s claims liabilities are estimated using the developmental method. The Company establishes the claims liabilities based upon claim incurral dates, supplemented with certain refinements as appropriate. Prior to January 1, 2011, for products introduced prior to 2008, the Company used a technique for calculating claims liabilities referred to as the Modified Incurred Date (“MID”) technique. Under the MID technique, claims liabilities for the cost of all medical services related to a distinct accident or sickness are based on the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. Claims liabilities based on the earliest date of diagnosis generally result in larger initial claims liabilities which complete over a longer period of time than claims estimation techniques using dates of service. Under the MID technique, the Company modifies the original incurred date coding by establishing a new incurral date if: (i) there is a break of more than six months in the occurrence of a covered benefit service or (ii) if claims payments continue for more than thirty-six months without a six month break in service.

For products introduced in 2008 and later, claims payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is referred to as the Service Date (“SD”) technique. This is consistent with the assumptions used in the pricing of these products and the policy language. At December 31, 2010, the Company had claims liabilities for products using the SD technique in the amount of $10.6 million, representing approximately 8% of the total claims liabilities of the Commercial Health Division. The use of the SD technique in establishing claims liabilities requires the establishment of a future policy benefit reserve while the MID technique does not. For the reasons discussed below, we believe that it is preferable to estimate the Company’s claims liabilities using the SD technique, and to apply such technique for claims liabilities previously calculated based on the MID technique.
As previously disclosed, in March 2010, Health Care Reform Legislation was signed into law. The Health Care Reform Legislation requires, beginning in 2011, a mandated minimum loss ratio (“MLR”) of 80% for the individual and small group markets. If MLR is below the mandated minimum, the Health Care Reform Legislation generally requires that the insurer return the amount of premium that is in excess of the required MLR to the policyholder in the form of rebates. The MLR is calculated for each of our insurance subsidiaries on a state-by-state basis in each state where the Company has issued major medical business. The Interim Final Rule from the Department of Health and Human Services (“HHS”) indicates that the MLR calculation shall utilize data on incurred claims for the calendar year, paid through March of the following year.
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
The Company has determined it is impracticable to determine the period-specific effects of the change in reserving methodology from MID to SD on all prior periods since retrospective application requires significant estimates of amounts and it is impossible to distinguish objectively information about those estimates at previous reporting dates. Based on the guidance of ASC 250-10-45 Accounting Changes — Change in Accounting Principle if the cumulative effect of applying a change in accounting principle to all prior periods is determinable, but it is impracticable to determine the period-specific effects of that change to all prior periods presented, the cumulative effect of the change to the new accounting principle shall be applied to the carrying amounts of assets and liabilities as of beginning of the earliest period to which the new accounting principle can be applied. As such the Company accounted for the change effective January 1, 2011 by recording the cumulative effect of the change in accounting at that date.
Effective January 1, 2011, as a result of this change, the Company recorded the following; (i) a decrease in the amount of $77.9 million to claims and claims administration liabilities, (ii) an increase in the amount of $35.1 million to future policy and contract benefits, (iii) an increase in the amount of $15.0 million to deferred federal income tax liability and (iv) an increase in the amount of $27.8 million to retained earnings.

3. CONCENTRATIONS
Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company, Humana and Aetna, for which Insphere distributes individual health insurance products. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During the three months ended March 31, 2011, approximately 81% of the Company’s health benefit plan sales marketed by Insphere were underwritten by these three third-party carriers.
Additionally, during the three months ended March 31, 2011, the Company’s insurance subsidiaries generated approximately 56% of its premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Maine	6%
Florida	6%
Massachusetts	5%
Washington	5%
Illinois	5%
North Carolina	3%
Pennsylvania	3%
Georgia	2%

56%
4. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-26, Financial Services — Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the US GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.
The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-26.
During the first quarter of 2010, the Company adopted ASC Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Subtopic 820-10 to require new disclosures around the transfers in and out of Level 1 and Level 2 and around activity in Level 3 fair value measurements. Such guidance also provides amendments to ASC 820 which clarifies existing disclosures on the level of disaggregation, inputs and valuation techniques. Certain disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010. The Company implemented these additional disclosure items in the first quarter of 2011.
5. FAIR VALUE MEASUREMENTS
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
As of March 31, 2011, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $193.0 million of “Corporate debt and other” classified as Level 2, and $810,000 of “Commercial-backed” investments classified as Level 3. The “Corporate debt and other” investments classified as Level 2 noted above includes $99.7 million of an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 and $85.6 million of an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.

Fair Value Hierarchy on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. and U.S. Government agencies	$4,583	$51,403	$—	$55,986
Corporate bonds and municipals	—	342,133	—	342,133
Residential-backed issued by agencies	—	66,015	—	66,015
Commercial-backed issued by agencies	—	3,155	—	3,155
Residential-backed	—	2,115	—	2,115
Commercial-backed	—	28,853	810	29,663
Asset-backed	—	7,315	—	7,315
Other bonds	—	85,608	—	85,608
Other invested assets (1)	—	—	2,613	2,613
Short-term investments (2)	409,485	—	—	409,485

	$414,068	$586,597	$3,423	$1,004,088

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $22.6 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
Interest rate swaps	$—	$1,177	$—	$1,177
Agent and employee plans	—	—	3,538	3,538

	$—	$1,177	$3,538	$4,715

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,611	$51,655	$—	$56,266
Corporate bonds and municipals	—	402,883	—	402,883
Residential-backed issued by agencies	—	72,684	—	72,684
Commercial-backed issued by agencies	—	5,392	—	5,392
Residential-backed	—	2,410	—	2,410
Commercial-backed	—	44,367	916	45,283
Asset-backed	—	8,095	—	8,095
Other bonds	—	86,392	—	86,392
Other invested assets (1)	—	—	2,000	2,000
Short-term investments (2)	347,121	—	—	347,121

	$351,732	$673,878	$2,916	$1,028,526

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $23.9 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,367	$—	$2,367
Agent and employee plans	—	—	6,238	6,238

	$—	$2,367	$6,238	$8,605

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
The Company also holds a fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of March 31, 2011, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.
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
Agent and Employee Stock Plans
The Company accounts for its agent and certain employee stock plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors (see Note 12 of Notes to Consolidated Condensed Financial Statements). The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is, therefore, reflected in Level 3 of the hierarchy.

Changes in Level 3 Assets and Liabilities
The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months ended March 31, 2011.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value
		For the Year Ended March 31, 2011
		Unrealized			Realized	Transfer
	Beginning	Gains or	Sales or		Gains or	in/(out) of	Ending
	Balance	(Losses)	Redemption	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
ASSETS
Commercial-backed	$916	$(11)	$(99)	$4	$—	$—	$810
Other invested assets	2,000	618	—	(5)	—	—	2,613

	$2,916	$607	$(99)	$(1)	$—	$—	$3,423

LIABILITIES
Agent and employee stock plans	$6,238	$144	$—	$(2,844)	$—	$—	$3,538

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).
During the three months ended March 31, 2011, the Company did not transfer securities between Level 1, Level 2 and Level 3.
Investments not reported at fair value
Other investments consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.
6. INVESTMENTS
The Company’s investments consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)
Securities available for sale
Fixed maturities	$591,990	$679,405
Short-term and other investments	434,741	373,023

Total investments	$1,026,731	$1,052,428

Available for sale fixed maturities are reported at fair value which was derived as follows:

	March 31, 2011
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$55,288	$765	$(67)	$—	$55,986
Residential-backed issued by agencies	62,622	3,461	(68)	—	66,015
Commercial-backed issued by agencies	3,056	99	—	—	3,155
Residential-backed	2,061	54	—	—	2,115
Commercial-backed	28,706	957	—	—	29,663
Asset-backed	7,301	315	(20)	(281)	7,315
Corporate bonds and municipals	326,550	16,161	(578)	—	342,133
Other bonds	78,396	7,212	—	—	85,608

Total fixed maturities	$563,980	$29,024	$(733)	$(281)	$591,990

	December 31, 2010
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$55,338	$1,006	$(78)	$—	$56,266
Residential-backed issued by agencies	68,932	3,827	(75)	—	72,684
Commercial-backed issued by agencies	5,156	236	—	—	5,392
Residential-backed	2,344	66	—	—	2,410
Commercial-backed	43,261	2,022	—	—	45,283
Asset-backed	8,046	346	(16)	(281)	8,095
Corporate bonds and municipals	383,188	21,133	(1,438)	—	402,883
Other bonds	78,396	7,996	—	—	86,392

Total fixed maturities	$644,661	$36,632	$(1,607)	$(281)	$679,405

The amortized cost and fair value of available for sale fixed maturities at March 31, 2011, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$52,050	$52,673
Over 1 year through 5 years	115,985	121,308
Over 5 years through 10 years	183,042	192,292
Over 10 years	109,157	117,454

	460,234	483,727
Mortgage-backed and asset-backed securities	103,746	108,263

Total fixed maturities	$563,980	$591,990

See Note 5 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.
A summary of net investment income by source is set forth below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Fixed maturities	$7,270	$9,497
Equity securities	—	10
Short-term and other investments	1,265	651
Agent receivables	91	449
Student loan interest income	841	1,070

	9,467	11,677
Less investment expenses	502	406

	$8,965	$11,271

Realized Gains and Losses
Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.
Fixed maturities
Proceeds from the sale and call of investments in fixed maturities were $61.6 million and $16.7 million for the three months ended March 31, 2011 and 2010, respectively. Proceeds from maturities, sinking and principal reductions amounted to $22.6 million and $21.5 million for the three months ended March 31, 2011 and 2010, respectively. During 2011 and 2010, the Company realized gross gains of $3.9 million and $235,000, respectively, on the sale and call of fixed maturity investments. The company realized no gross losses in 2011 and realized gross losses of $16,000 during 2010.

Other than temporary impairment (“OTTI”)
During the three months ended March 31, 2011, the Company recognized no OTTI losses.
Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at March 31, 2011, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Reductions for
		Additions for OTTI		increases in cash
Cumulative OTTI	Additions to OTTI	securities where		flows expected to	Cumulative OTTI
credit losses	securities where no	credit losses have	Reductions for	be collected that	credit losses
recognized for	credit losses were	been recognized	securities sold	are recognized	recognized for
securities still held at	recognized prior to	prior to	during the period	over the remaining	securities still held at
January 1, 2011	January 1, 2011	January 1, 2011	(Realized)	life of the security	March 31, 2011
(In thousands)
$4,104	$—	$—	$(586)	$—	$3,518
Unrealized Gains and Losses
Fixed maturities
Set forth below is a summary of gross unrealized losses in its fixed maturities as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$—	$—	$16,266	$67	$16,266	$67
Residential-backed issued by agencies	—	—	4,596	68	4,596	68
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	—	—	—	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	317	10	2,880	10	3,197	20
Corporate bonds and municipals	—	—	24,680	578	24,680	578
Other bonds	—	—	—	—	—	—

Total	$317	$10	$48,422	$723	$48,739	$733

	December 31, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
				(In thousands)
U.S. and U.S. Government agencies	$16,254	$78	$—	$—	$16,254	$78
Residential-backed issued by agencies	4,810	75	—	—	4,810	75
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	426	—	426	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	3,296	16	3,296	16
Corporate bonds and municipals	7,124	57	30,967	1,381	38,091	1,438
Other bonds	—	—	—	—	—	—

Total	$28,188	$210	$34,689	$1,397	$62,877	$1,607

Unrealized Losses Less Than 12 Months
Of the $10,000 in unrealized losses that had existed for less than twelve months at March 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.
Of the $210,000 in unrealized losses that had existed for less than twelve months at December 31, 2010, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer
Of the $723,000 in unrealized losses that had existed for twelve months or longer at March 31, 2011, one security classified as “Asset-backed” in the table above had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to that security was $182,000 at March 31, 2011.
Of the $1.4 million in unrealized losses that had existed for twelve months or longer at December 31, 2010, one security, classified as “Corporate bonds and municipals”, had unrealized losses in excess of 10% of the security’s cost. The amount of unrealized loss with respect to that security was $620,000 at December 31, 2010.
All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of March 31, 2011, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.
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
7. STUDENT LOANS
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
As previously disclosed, the Company’s arrangements with the party previously originating student loans terminated in 2010. The Company is attempting to find a replacement for the Company’s previous originator and lender of student loans; however, there can be no assurance whether and when a new lender will be located. In addition, as discussed above, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time. The Company does not believe this will have a material impact to the consolidated financial statements.

8. DEBT
The following table sets forth detail of the Company’s debt and interest expense:

					Interest Expense
	Principal Amount				Three Months Ended
	at	Maturity		Interest	March 31,
	March 31, 2011	Date		Rate(a)	2011	2010
2006 credit agreement:
Term loan	$362,500	2012		1.303%	$2,358	$3,512
$75 Million revolver (non-use fee)	—	2011		—	48	70
Grapevine Note	72,350	2021		6.712%	1,197	1,199
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.786%	147	145
HealthMarkets Capital Trust I	51,550	2036		3.352%	432	426
HealthMarkets Capital Trust II	51,550	2036		8.367%	1,078	1,078
Other:
Interest on Deferred Tax Gain	—			4.000%	525	525
Amortization of financing fees	—				1,326	1,237

Total	$553,420				$7,111	$8,192
Student Loan Credit Facility	65,950	(b	)	0.000% (c)	—	—

Total	$619,370				$7,111	$8,192

(a)	Represents the interest rate at March 31, 2011.

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

On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At March 31, 2011, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility. Pursuant to the credit agreement, the $75.0 million revolving credit facility matured on April 5, 2011.
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
On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes (the “Grapevine Notes”) to an institutional purchaser. The net proceeds from the Grapevine Notes of $71.9 million were distributed to HealthMarkets, LLC. The Grapevine Notes bear interest at an annual rate of 6.712%. The interest is to be paid semi-annually on January 15th and July 15th of each year beginning on January 15, 2007. The principal payment is due at maturity on July 15, 2021. The Grapevine Notes are collateralized by Grapevine’s assets including a note receivable in the amount of $78.4 million from a unit of CIGNA Corporation (“the CIGNA Note”). Grapevine services its debt primarily from cash receipts from the CIGNA Note. All cash receipts from the CIGNA Note are paid into a debt service coverage account maintained and held by an institutional trustee (the “Grapevine Trustee”) for the benefit of the holder of the Grapevine Notes. Pursuant to an indenture and direction notices from Grapevine, the Grapevine Trustee uses the proceeds in the debt service coverage account to (i) make interest payments on the Grapevine Notes, (ii) pay for certain Grapevine expenses and (iii) distribute cash to HealthMarkets, subject to satisfaction of certain restricted payment tests.

The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $501.5 million and $499.2 million at March 31, 2011 and December 31, 2010, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Student Loan Credit Facility
At March 31, 2011 and December 31, 2010, the Company had an aggregate of $66.0 million and $68.7 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At March 31, 2011 and December 31, 2010, indebtedness outstanding under the Student Loan Credit Facility was secured by student loans and accrued interest in the carrying amount of $57.9 million and $60.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $8.1 million and $8.0 million, respectively.
The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
The SPE Notes were issued by the SPE in three tranches: $50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”), both issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning in 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three months ended March 31 2011, the Company made principal payments of approximately $2.7 million on the SPE notes.
At March 31, 2011 and December 31, 2010, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.
9. DERIVATIVES
HealthMarkets uses derivative instruments, specifically interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The Company accounts for such interest rate swaps in accordance with ASC Topic 815 Derivatives and Hedging. These swap agreements are designed as hedging instruments and the Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. In accordance with ASC 820, the fair values of the Company’s interest rate swaps are also contained in Note 5 of Notes to Consolidated Condensed Financial Statements. In assessing the fair value, the Company takes into consideration the current interest rates and the current creditworthiness of the counterparties, as well as the current creditworthiness of the Company, as applicable.
At March 31, 2011, the Company owned one interest rate swap agreement with an aggregate notional amount of $100 million. The terms of the interest rate swap agreement is 5 years beginning on April 11, 2006. This interest rate swap matured on April 11, 2011.

The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of March 31, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
	Balance Sheet	2011	2010	Balance Sheet	2011	2010
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
	(In thousands)
Derivatives designated as hedging instruments under ASC Topic 815:

Interest rate swaps		$—	$—	Other liabilities	$1,177	$2,367

Total derivatives		$—	$—		$1,177	$2,367

The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income for the three months ended March 31, 2011 and 2010:

Derivative Instruments in Hedging Relationships for the Three Months Ended March 31, 2011 and 2010
			Location of Gain	Amount of Interest		Location of (Gain)
			(Loss) from	Expense (Income)		Loss Recognized in
			Accumulated	Reclassified from		Income on	Amount of (Gain) Loss
	Amount of Gain (Loss)		OCI into Income	Accumulated OCI		Derivative	Recognized in Income on
	Recognized in OCI on		(Effective	into Income		(Ineffective	Derivative
	Derivative (Effective Portion)		Portion)	(Expense) (Effective Portion)		Portion)	(Ineffective Portion)
	2011	2010		2011	2010		2011	2010
(In thousands)

Interest rate swaps	$1,240	$2,017	Interest Expense	$1,177	$2,376	Investment income	$66	$128

During 2011 and 2010, the Company did not have any derivative instruments not designated as hedging instruments.
There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
At March 31, 2011, accumulated other comprehensive income included a deferred after-tax net loss of $65,000 related to the interest rate swaps of which $66,000 ($43,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount will be reclassified into “Investment income” on the Company’s consolidated statement of income (loss) in conjunction with the interest payments on the variable rate debt in April 2011.
10. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share
	amounts)
Income from continuing operations	$3,164	$768
Income from discontinued operations	14	14

Net income available to common shareholders	$3,178	$782

Weighted average shares outstanding, basic	30,144	29,616
Dilutive effect of stock options and other shares	786	647

Weighted average shares outstanding, dilutive	30,930	30,263

Basic earnings per share:
From continuing operations	$0.11	$0.03
From discontinued operations	0.00	0.00

Net income per share, basic	$0.11	$0.03

Diluted earnings per share:
From continuing operations	$0.10	$0.03
From discontinued operations	0.00	0.00

Net income per share, basic	$0.10	$0.03

11. COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters
The Company is a party to various material proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010 under the caption “Item 3 — Legal Proceedings”. Except as discussed below, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
Litigation Matters
As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group and Mid-West were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff sought injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. Following a mandatory settlement conference held on April 19, 2011, the remaining parties settled this matter on terms that, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 16 of Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.
Regulatory Matters
The Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of the Company’s principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005, which was resolved on May 29, 2008 through execution of a regulatory settlement agreement with the states of Washington and Alaska, as lead regulators, and three other “monitoring” states — Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The settlement agreement provides, among other things, for a re-examination by the Monitoring Regulators. If the re-examination is unfavorable, the Company’s principal insurance subsidiaries are subject to additional penalties of up to $10 million. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess performance with respect to the standards of the regulatory settlement agreement. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s business, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements. Due to the complexity of the Health Care Reform Legislation, the pending status of certain implementing regulations and interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have made material changes to our business as a result of the Health Care Reform Legislation, including, to the extent required by this legislation, adjustments to our in-force block of business issued prior to March 24, 2010. These adjustments include, but are not limited to, removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to these changes, health benefit plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing and we expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations. With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. For additional information, see the caption entitled “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
12. STOCKHOLDERS’ EQUITY
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
As of March 31, 2011, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $9.35.
As previously disclosed above in Note 2 — Change in Accounting Principle, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products. As a result of this change in accounting principle, effective January 1, 2011, the Company increased its retained earnings by an amount of $27.8 million.

13. SEGMENT INFORMATION
The Company operates four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we administer a broad range of health insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Other Insurance Division as well as the residual operations from the disposition and wind down of other businesses prior to 2010.
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
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$162,523	$223,146
Insphere:	16,387	4,171
Corporate:	9,529	5,714
Intersegment Eliminations:	(3,819)	(2,115)

Total revenues excluding disposed operations	184,620	230,916
Disposed Operations:	404	647

Total revenue from continuing operations	$185,024	$231,563

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$23,346	$41,225
Insphere:	(12,826)	(22,861)
Corporate:	(6,000)	(17,306)

Total operating income excluding disposed operations	4,520	1,058
Disposed Operations	661	658

Total income from continuing operations before federal income taxes	$5,181	$1,716

Assets by operating segment at March 31, 2011 and December 31, 2010 are set forth in the table below:

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets:
Commercial Health Division:	$442,527	$490,088
Insphere:	70,575	77,139
Corporate:	796,490	769,105

Total assets excluding assets of Disposed Operations	1,309,592	1,336,332
Disposed Operations	374,364	383,319

Total assets	$1,683,956	$1,719,651

Disposed Operations assets at March 31, 2011 and December 31, 2010 primarily represent a reinsurance recoverable for the ceding of the former Life Insurance Division business as a result of coinsurance agreements entered into in 2008.
14. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS
Stock Plan Awards
In March 2011, the Company granted an aggregate of 15,000 non-qualified stock option awards to two Directors of the Company under the Second Amended and Restated HealthMarkets 2006 Management Options Plan. Each of the awards vests in 20% increments over five years. The stock options have an exercise price equal to the fair market value per share at the date of grant.

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
For financial reporting purposes, the Company accounts for the Company-match feature of the ISOP for nonemployee agents by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the agent-participant. The Company accounts for the Company-match feature of the ISOP for employees by recognizing compensation expense over the vesting period in an amount equal to the fair market value of each award at the date of grant, or, in the case of outstanding awards transferred from the Predecessor Plans, the fair market value at the date of employment. Expense on awards granted after January 1, 2010, is recognized on a straight-line basis based on the Company’s policy adopted in 2006 for new plans effective after January 1, 2006. Expense on awards transferred from Predecessor Plans will continue to be recognized on a graded basis. Employee awards are equity-classified and changes in values and expense are offset to the Company’s Additional Paid-in Capital account on its balance sheet. Nonemployee awards are liability-classified and changes are reflected in the Other Liabilities account on the balance sheet. The liability for nonemployee awards is based on (i) the number of unvested credits, (ii) the prevailing fair market value of the Company’s common stock as determined by the Company’s Board of Directors and (iii) an estimate of the percentage of the vesting period that has elapsed.
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
The Company recognized $1.1 million and ($485,000) of expense (benefit) for the three months ended March 31, 2011 and 2010, respectively, in connection with the ISOP. The liability for nonemployee participation in the ISOP decreased $2.8 million for the three months ended March 31, 2011. Approximately, $3.6 million of the liability decrease is the result of vesting of awards which was offset by additional expense recognized during the quarter. Paid in capital for employee awards under the ISOP increased $262,000 for the three months ended March 31, 2011.
15. TRANSACTIONS WITH RELATED PARTIES
As of March 31, 2011, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 52.4%, 21.5%, and 10.8%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
Transactions with the Private Equity Investors
Transaction and Monitoring Fee Agreements
Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services pursuant to Transaction and Monitoring Fee Agreements, for which the Company pays The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, in the aggregate, annual monitoring fees of at least $12.5 million. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $12.5 million paid in January 2011, $7.7 million was paid to The Blackstone Group, $3.2 million was paid to Goldman Sachs Capital Partners and $1.6 million was paid to DLJ Merchant Banking Partners. The Company has expensed $3.1 million through March 31, 2011.

Investment in Certain Funds Affiliated with the Private Equity Investors
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the three months March 31, 2011, the Company did not fund any capital calls. As of March 31, 2011, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.
On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three months ended March 31, 2011, the Company funded a capital call in the amount of $132,000 and received a capital distribution of $317,000 and received a distribution of earnings of $111,000. As of March 31, 2011, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $458,000.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements
In this report, unless the context otherwise requires, the terms “Company,” “HealthMarkets,” “we,” “us,” or “our” refer to HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Item 1 Business,” “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.
Introduction
HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)
Through our Commercial Health Division, we administer a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. We currently market these products to the self-employed and individual markets through independent agents contracted with Insphere in a limited number of states in which Insphere does not have access to third-party health benefit plans.
During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of March 31, 2011, Insphere had approximately 3,000 independent agents, of which approximately 1,900 on average write health insurance applications each month, and offices in over 33 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has completed marketing agreements with a number of non-affiliated life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna, Humana and UnitedHealthcare’s Golden Rule Insurance Company for individual health insurance products.
As a result of the enactment of Health Care Reform Legislation, as well as the growing emphasis on the distribution of third party products through Insphere, in the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s traditional “scheduled benefit” health insurance products. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing all of its health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party health benefit plans. For additional information, see the caption entitled “Business — Commercial Health Division” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations
The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
REVENUE
Health premiums	$151,201	$205,773
Life premiums and other considerations	466	651

	151,667	206,424
Investment income	8,965	11,271
Other income	20,534	13,649
Other-than-temporary impairment losses	—	—
Realized gains, net	3,858	219

	185,024	231,563
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	103,966	121,796
Underwriting, acquisition, and insurance expenses	30,231	53,589
Other expenses	38,535	46,270
Interest expense	7,111	8,192

	179,843	229,847

Income from continuing operations before income taxes	5,181	1,716
Federal income taxes	2,017	948

Income from continuing operations	3,164	768
Income from discontinued operations, net	14	14

Net income	$3,178	$782

National Health Care Reform Legislation
In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements. Due to the complexity of the Health Care Reform Legislation, the pending status of certain implementing regulations and interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.
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

To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to the changes discussed above, plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing.
For additional information, see the caption entitled “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Business Segments
The Company operates four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we administer a broad range of health insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the former Medicare Division and the former Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2010.
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
Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$162,523	$223,146
Insphere:	16,387	4,171
Corporate:	9,529	5,714
Intersegment Eliminations:	(3,819)	(2,115)

Total revenues excluding disposed operations	184,620	230,916
Disposed Operations:	404	647

Total revenue from continuing operations	$185,024	$231,563

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$23,346	$41,225
Insphere:	(12,826)	(22,861)
Corporate:	(6,000)	(17,306)

Total operating income excluding disposed operations	4,520	1,058
Disposed Operations	661	658

Total income from continuing operations before federal income taxes	$5,181	$1,716

Commercial Health Division
Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Revenue
Earned premium revenue	$151,667	$206,238
Investment income	3,578	5,850
Other income	7,278	11,058

Total revenue	162,523	223,146
Benefits and Expenses
Benefit expenses	104,400	122,320
Underwriting and policy acquisition expenses	32,653	54,328
Other expenses	2,124	5,273

Total expenses	139,177	181,921

Operating income	$23,346	$41,225

Other operating data:
Loss ratio	68.8%	59.3%
Expense ratio	21.5%	26.3%

Combined ratio	90.3%	85.6%
Submitted annualized volume	$15,629	$22,580
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

Three Months Ended March 31, 2011 versus 2010
The Commercial Health Division reported earned premium revenue of $151.7 million during the three months ended March 31, 2011 compared to $206.2 million in the corresponding period of 2010, a decrease of $54.5 million or 26.4%, which is due to a decrease in policies in force. The decrease in policies in force reflects an attrition rate that exceeds the pace of new sales, and is evident in the reduction in submitted annualized premium volume in the table above. The decrease in submitted annualized premium volume reflects the emphasis on the distribution of health insurance products underwritten by non-affiliated carriers and the discontinuation in marketing health benefit plans underwritten by the Company’s insurance subsidiaries in all but a limited number of states.
The Commercial Health Division reported operating income of $23.3 million in 2011 compared to operating income of $41.2 million in 2010, a decrease of $17.9 million or 43.4%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2011 was 15.4% compared to the operating margin of 20.0% in 2010, which is generally attributable to an increase in the loss ratio, as a result of the new minimum loss ratio requirements and certain large claims incurred during the period as a result of the removal of lifetime limits. The impact on the operating margin from the increased loss ratio in 2011 was partially offset by a continued decrease in underwriting, acquisition and insurance expenses reflecting the Company’s ongoing cost reduction initiatives.
Underwriting, acquisition and insurance expenses decreased by $21.6 million, or 39.8%, to $32.7 million in 2011 from $54.3 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, beginning in the fourth quarter of 2008, we initiated certain cost reduction programs which are being reflected as a decrease in the expense ratio.
Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships prior to the formation of Insphere, for which other expenses are incurred for bonuses and other compensation provided to the agents. The majority of these association memberships were sold along with health policies and as premium continues to decrease we expect the revenue and expense generated from these association memberships to decrease also.

Insphere
During the second quarter of 2009, we formed Insphere, an authorized insurance agency in 50 states and the District of Columbia specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies.
Set forth below is certain summary financial and operating data for Insphere for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Revenue
Commission revenue	$15,913	$4,084
Investment income	240	21
Other income	234	66

Total revenue	16,387	4,171
Expenses
Commission expenses	8,558	1,802
Agent incentives	5,867	6,345
Other expenses	14,788	18,885

Total expenses	29,213	27,032

Operating loss	$(12,826)	$(22,861)

Three Months Ended March 31, 2011 versus 2010
For the three months ended March 31, 2011, the Company earned commission revenue of approximately $15.9 million of which $2.7 million was generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries. The remaining amount of $13.2 million was generated from third-party carriers with approximately 88% generated from four carriers. Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the first quarter ended March 31, 2011 is significantly greater than the comparable period in 2010. In response to Health Care Reform Legislation, beginning in 2011, both the Company’s insurance subsidiaries and certain third-party carriers have decreased the levels of commission paid to Insphere.
Commission expense of $8.6 million includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. The increase in commission expense over the prior year primarily trends with commission revenue. However, beginning in the third quarter of 2010, Insphere increased its commission rates paid to its agents to incorporate some of the costs previously included in agent incentives.
Agent incentives of $5.9 million primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. The decrease from prior year reflects the adjustment to commission rates to incorporate some of these costs as discussed above. In addition, beginning in last half of 2010, the agents started sharing some of the costs of purchasing customer leads which reduced some of the lead generation costs for the Company.
For the three months ended March 31, 2011, Insphere reported other expenses of $14.8 million. Other expenses associated with Insphere are related to employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. Other expenses in 2010 reflect a significant amount of developmental costs.
Corporate
Corporate includes investment income not otherwise allocated to the other segments, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating loss at Corporate for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating loss:
Investment income on equity	$4,169	$3,985
Realized gains, net	3,858	219
Interest expense on corporate debt	(7,110)	(8,192)
Student loan operations	8	(116)
General corporate expenses and other	(6,925)	(13,202)

Operating loss	$(6,000)	$(17,306)

Three Months Ended March 31, 2011 versus 2010
Corporate reported an operating loss in 2011 of $6.0 million compared to $17.3 million in 2010 for an overall decrease in the operating loss of $11.3 million. The change in operating loss is primarily due to the following items:
•
The Company recognized realized gains of $3.9 million and $219,000 during the three months ended March 31, 2011 and 2010, respectively. The realized gains resulted from the sales of various fixed maturities.

•
Interest expense on corporate debt decreased for the three months ended March 31, 2011 compared to the same period in 2010 as a result of the maturing of one of the Company’s interest rate swaps in April 2010. The Company’s interest rate swaps caused the Company to pay a fixed rate higher than the current variable rate incurred on the debt. As discussed above in Note 9, the Company’s remaining interest rate swap expired on April 11, 2011.

•
General corporate expenses and other decreased by $6.3 million from the prior year. The decrease in the expenses are primarily due to a reduction in salaries and related expenses by $4.8 million and a reduction in employee severance by $3.1 million partially offset by an increase in costs incurred with the agent stock plan.

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
The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		March 31,	December 31,
	Maturity Date		March 31, 2011		2011	2010
					(In thousands)
2006 credit agreement:
Term loan	2012		1.303%		$362,500	$362,500
$75 million revolver			—		—	—
Grapevine Note	2021		6.712%		72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034		3.786%		15,470	15,470
HealthMarkets Capital Trust I	2036		3.352%		51,550	51,550
HealthMarkets Capital Trust II	2036		8.367%		51,550	51,550

Total					$553,420	$553,420
Student Loan Credit Facility	(a	)	0.000	%(b)	65,950	68,650

Total					$619,370	$622,070

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

In April 2006, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional disclosure regarding the Company’s debt.
We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of March 31, 2011, HealthMarkets had a $75.0 million unused line of credit. Pursuant to the credit agreement, the $75.0 million revolving credit facility matured on April 5, 2011.
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
Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $169.4 million. The Company’s domestic insurance companies paid dividends of $65.0 million to HealthMarkets, LLC through March 31, 2011.
As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries significantly in excess of minimum requirements.
HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $100 million Loan Agreement. As of March 31, 2011 and December 31, 2010, Insphere had an outstanding balance owed to HealthMarkets, LLC of $87.2 million and $79.9 million, respectively.
At March 31, 2011, HealthMarkets, Inc. and HealthMarkets, LLC, in the aggregate, held cash and cash equivalents in the amount of $207.7 million.
Contractual Obligations and Off Balance Sheet Arrangements
A summary of HealthMarkets’ contractual obligations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the Company’s contractual obligations or off balance sheet commitments since December 31, 2010.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of assets and liabilities requiring fair value estimates, including investments and allowance for bad debts, the amount of health and life insurance claims and liabilities, the realization of deferred acquisition costs, the carrying value of goodwill and intangible assets, the amortization period of intangible assets, stock-based compensation plan forfeitures, the realization of deferred taxes, reserves for contingencies, including reserves for losses in connection with unresolved legal matters and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Effective January 1, 2011, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products because it believes that the new method will be preferable in light of, among other factors, certain changes required by Health Care Reform Legislation. As a result of this change, the Company recorded the following; (i) a decrease in the amount of $77.9 million to claims and claims administration liabilities, (ii) an increase in the amount of $35.1 million to future policy and contract benefits, (iii) an increase in the amount of $15.0 million to deferred federal income tax liability and (iv) an increase in the amount of $27.8 million to retained earnings. See Note 2 — Change in Accounting Principle in Notes to Consolidated Condensed Financial Statements.
Regulatory and Legislative Matters
The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See Note 11 of Notes to Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2011. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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
The Company is a party to various material legal proceedings, which are described in Note 11 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings, after consideration of applicable reserves and/or potentially available insurance coverage benefits, will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 11 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

ITEM 1A.	RISK FACTORS
Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, as updated by the Quarterly Reports, are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Company has not experienced material changes to the risk factors disclosed in its Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2011, the Company issued an aggregate of 31,924 unregistered shares of its Class A-1 common stock. In particular, an executive officer of the Company purchased 7,850 shares of the Company’s Class A-1 common stock for aggregate consideration of $73,000 (or $9.25 per share) and employee participants in the HealthMarkets, Inc. InVest Stock Ownership Plan purchased 24,074 shares of the Company’s Class A-1 common stock for aggregate consideration of $222,000 (or $9.25 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
Issuer Purchases of Equity Securities
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended March 31, 2011:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program

1/1/11 to 1/31/11	—	$—	—	—
2/1/11 to 2/28/11	—	—	—	—
3/1/11 to 3/31/11	81,130	9.25	—	—

Totals	81,130	$9.25	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 81,130 shares purchased from former or current employees of the Company.
The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended March 31, 2011:

Total Number of Shares
	Total Number of		Purchased as Part of	Maximum Number of Shares
	Shares	Average Price	Publicly Announced Plans	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	or Programs	Under The Plan or Program

1/1/11 to 1/31/11	—	$—	—	—
2/1/11 to 2/28/11	—	—	—	—
3/1/11 to 3/31/11	201,170	9.25	—	—

Totals	201,170	$9.25	—	—

(1)
The number of shares purchased other than through a publicly announced plan or program includes 201,170 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits.

Exhibit No.	Description

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

32
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc. and K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: May 12, 2011	/s/ Kenneth J. Fasola
Kenneth J. Fasola
Chief Executive Officer

Date: May 12, 2011	/s/ K. Alec Mahmood
K. Alec Mahmood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)