Form 10-Q
period 2011-06-30
HealthMarkets, Inc.
filed 2011-08-11
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 15, 2011, the registrant had 28,157,645 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,946,040 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 5. Other Information	34

Item 6. Exhibits	35

SIGNATURES
EX-3.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

HEALTHMARKETS, INC.
and Subsidiaries
PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2011 - $479,061; 2010 - $644,661)	$509,031	$679,405
Short-term and other investments	528,255	373,023

Total investments	1,037,286	1,052,428
Cash and cash equivalents	16,492	12,874
Student loan receivables	55,379	60,312
Restricted cash	13,780	13,170
Investment income due and accrued	5,221	7,139
Reinsurance recoverable — ceded policy liabilities	361,014	363,243
Agent and other receivables	25,935	32,508
Deferred acquisition costs	22,391	32,689
Property and equipment, net of accumulated depreciation of $153,312 and $147,493 at June 30, 2011 and December 31, 2010, respectively	39,105	41,039
Goodwill	40,384	40,384
Other intangible assets	40,855	41,947
Recoverable federal income taxes	4,211	3,443
Other assets	18,375	15,776
Assets held for sale	2,100	2,699

	$1,682,528	$1,719,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$480,208	$453,773
Claims	114,329	208,675
Unearned premiums	30,114	34,862
Other policy liabilities	24,517	7,687
Accounts payable and accrued expenses	26,786	38,131
Other liabilities	50,094	58,868
Deferred federal income taxes	70,233	58,883
Debt	553,420	553,420
Student loan credit facility	64,050	68,650
Net liabilities of discontinued operations	1,442	1,574

	1,415,193	1,484,523

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,276,279 issued and 28,157,645 outstanding at June 30, 2011; 28,281,859 issued and 28,256,028 outstanding at December 31, 2010. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,969,251 outstanding at June 30, 2011; 4,026,104 issued and 2,762,100 outstanding at December 31, 2010	323	323
Additional paid-in capital	50,405	54,772
Accumulated other comprehensive income	20,175	21,981
Retained earnings	209,941	178,313
Treasury stock, at cost (118,634 Class A-1 common shares and 1,056,853 Class A-2 common shares at June 30, 2011; 25,831 Class A-1 common shares and 1,264,004 Class A-2 common shares at December 31, 2010)	(13,509)	(20,261)

	267,335	235,128

	$1,682,528	$1,719,651

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE
Health premiums	$133,243	$188,914	$284,444	$394,687
Life premiums and other considerations	390	498	856	1,149

	133,633	189,412	285,300	395,836
Investment income	7,240	10,840	16,205	22,111
Commissions and other income	21,099	16,890	41,633	30,539
Realized gains, net	2,572	2,422	6,430	2,641

	164,544	219,564	349,568	451,127
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	91,722	99,952	195,688	221,748
Underwriting, acquisition, and insurance expenses	25,423	43,709	55,654	97,298
Other expenses	40,804	49,842	79,339	96,112
Interest expense	5,434	7,268	12,545	15,460

	163,383	200,771	343,226	430,618

Income from continuing operations before income taxes	1,161	18,793	6,342	20,509
Federal income tax expense	545	8,389	2,562	9,337

Income from continuing operations	616	10,404	3,780	11,172

Income from discontinued operations, (net of income tax expense of $5 and $13 for the three and six months ended June 30, 2011, and $7 and $14 for the three and six months ended June 30, 2010, respectively)	10	13	24	27

Net income	$626	$10,417	$3,804	$11,199

Basic earnings per share:
Income from continuing operations	$0.02	$0.35	$0.13	$0.38
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.02	$0.35	$0.13	$0.38

Diluted earnings per share:
Income from continuing operations	$0.02	$0.34	$0.12	$0.37
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, diluted	$0.02	$0.34	$0.12	$0.37

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$626	$10,417	$3,804	$11,199

Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during the period	4,572	17,543	2,312	28,874
Reclassification for investment gains included in net income	(2,572)	(2,427)	(6,430)	(2,646)
Other-than-temporary impairment losses recognized in OCI	—	—	—	—

Effect on other comprehensive income (loss) from investment securities	2,000	15,116	(4,118)	26,228

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	—	21	(4)	(466)
Reclassification adjustments included in net income	100	1,468	1,344	3,972

Effect on other comprehensive income from hedging activities	100	1,489	1,340	3,506

Other comprehensive income before tax	2,100	16,605	(2,778)	29,734
Income tax expense (benefit) related to items of other comprehensive income	735	5,812	(972)	10,408

Other comprehensive income (loss) net of tax	1,365	10,793	(1,806)	19,326

Comprehensive income	$1,991	$21,210	$1,998	$30,525

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$3,804	$11,199
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(24)	(27)
Realized gains, net	(6,430)	(2,641)
Change in deferred income taxes	(2,661)	(5,808)
Depreciation and amortization	9,645	11,450
Amortization of prepaid monitoring fees	6,250	7,500
Equity based compensation expense	3,145	(1,766)
Other items, net	2,610	7,166
Changes in assets and liabilities:
Investment income due and accrued	1,208	(283)
Due premiums	2	1,111
Reinsurance recoverable — ceded policy liabilities	2,229	322
Other receivables	8,928	(7,818)
Deferred acquisition costs	10,298	17,473
Prepaid monitoring fees	(12,500)	(15,000)
Current income tax recoverable	(768)	20,057
Policy liabilities	(12,317)	(52,266)
Other liabilities and accrued expenses	(16,168)	(22,886)

Cash used in continuing operations	(2,749)	(32,217)
Cash used in discontinued operations	(108)	(87)

Net cash used in operating activities	(2,857)	(32,304)

Investing Activities:
Student loan receivables	4,155	4,280
Securities available for sale	171,339	107,554
Short-term and other investments, net	(155,109)	55,838
Purchases of property and equipment	(3,885)	(5,689)
Intangible assets acquired	—	(297)
Acquisitions net of cash acquired	—	252
Change in restricted cash	(610)	(178)
Increase in agent receivables	(704)	(997)

Cash provided by continuing operations	15,186	160,763
Cash provided by discontinued operations	—	—

Net cash provided by investing activities	15,186	160,763

Financing Activities:
Repayment of student loan credit facility	(4,600)	(4,900)
Decrease in investment products	(705)	(3,775)
Change in cash overdraft	(67)	2,607
Proceeds from shares issued to agent plans and other	2,207	4,265
Purchases of treasury stock	(4,909)	(7,855)
Dividends paid	—	(120,652)
Excess tax reduction from equity based compensation	(637)	(1,086)

Cash used in continuing operations	(8,711)	(131,396)
Cash used in discontinued operations	—	—

Net cash used in financing activities	(8,711)	(131,396)

Net change in cash and cash equivalents	3,618	(2,937)
Cash and cash equivalents at beginning of period	12,874	17,406

Cash and cash equivalents at end of period in continuing operations	$16,492	$14,469

Supplemental disclosures:
Income taxes paid	$6,643	$808

Interest paid	$8,176	$14,279

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2010 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Effective January 1, 2011, as a result of this change, the Company recorded the following: (i) a decrease in the amount of $77.9 million to claims and claims administration liabilities, (ii) an increase in the amount of $35.1 million to future policy and contract benefits, (iii) an increase in the amount of $15.0 million to deferred federal income tax liability and (iv) an increase in the amount of $27.8 million to retained earnings.
3. CONCENTRATIONS
     Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company, Humana and Aetna, for which Insphere distributes individual health insurance products. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During the six months ended June 30, 2011, approximately 79% of health benefit plan sales marketed by Insphere were underwritten by these three third-party carriers.
     Additionally, during the six months ended June 30, 2011, the Company’s insurance subsidiaries generated approximately 56% of premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Maine	6%
Florida	6%
Washington	5%
Massachusetts	5%
Illinois	4%
North Carolina	3%
Pennsylvania	3%
Georgia	3%

56%
4. RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-26, Financial Services — Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred. The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-26.
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
     On May 12, 2011, the International Accounting Standards Board (“IASB”) and the FASB issued IFRS 13, Fair Value Measurement, and FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, respectively, to provide largely identical guidance about fair value measurement and disclosure requirements. Issuing these standards completes a major project of the Boards’ joint work to improve and converge IFRS and U.S. GAAP. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-04.
     In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-05.

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
     As of June 30, 2011, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $109.0 million of “Corporate bonds and municipal” classified as Level 2, $86.6 million of “Other Bonds” classified as Level 2 and $704,000 of “Commercial-backed” investments classified as Level 3. The “Corporate bonds and municipal” investments classified as Level 2 noted above includes $101.3 million of an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. The $86.6 million of “Other bonds” classified as Level 2 was received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.
Fair Value Hierarchy on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,592	$30,055	$—	$34,647
Corporate bonds and municipals	—	291,626	—	291,626
Residential-backed issued by agencies	—	61,966	—	61,966
Commercial-backed issued by agencies	—	2,104	—	2,104
Residential-backed	—	329	—	329
Commercial-backed	—	26,569	704	27,273
Asset-backed	—	4,458	—	4,458
Other bonds	—	86,628	—	86,628
Other invested assets (1)	—	—	2,648	2,648
Short-term investments (2)	503,956	—	—	503,956

	$508,548	$503,735	$3,352	$1,015,635

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $21.7 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee plans	—	—	4,217	4,217

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,611	$51,655	$—	$56,266
Corporate bonds and municipals	—	402,883	—	402,883
Residential-backed issued by agencies	—	72,684	—	72,684
Commercial-backed issued by agencies	—	5,392	—	5,392
Residential-backed	—	2,410	—	2,410
Commercial-backed	—	44,367	916	45,283
Asset-backed	—	8,095	—	8,095
Other bonds	—	86,392	—	86,392
Other invested assets (1)	—	—	2,000	2,000
Short-term investments (2)	347,121	—	—	347,121

	$351,732	$673,878	$2,916	$1,028,526

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $23.9 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,367	$—	$2,367
Agent and employee plans	—	—	6,238	6,238

	$—	$2,367	$6,238	$8,605

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
     The Company also holds a fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of June 30, 2011, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.
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
Derivatives
     For the period ended December 31, 2010, the Company’s derivative instruments were valued utilizing valuation models that primarily use market observable inputs and are traded in the markets where quoted market prices are not readily available, and accordingly, these instruments are reflected within the Level 2 of the fair value hierarchy. As of April 11, 2011 all derivative instruments have matured.
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

Changes in Level 3 Assets and Liabilities
     The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three and six months ended June 30, 2011.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value
		For the Three Months Ended June 30, 2011
		Unrealized			Realized	Transfer
	Beginning	Gains or	Sales or		Gains or	in/(out) of	Ending
	Balance	(Losses)	Redemption	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
ASSETS
Commercial-backed	$810	$(8)	$(101)	$3	$—	$—	$704
Other invested assets	2,613	38	—	(3)	—	—	2,648

	$3,423	$30	$(101)	$—	$—	$—	$3,352

LIABILITIES
Agent and employee stock plans	$3,538	$86	$—	$593	$—	$—	$4,217

		Changes in Level 3 Assets and Liabilities Measured at Fair Value
		For the Six Months Ended June 30, 2011
		Unrealized			Realized	Transfer
	Beginning	Gains or	Sales or		Gains or	in/(out) of	Ending
	Balance	(Losses)	Redemption	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
ASSETS
Commercial-backed	$916	$(19)	$(199)	$6	$—	$—	$704
Other invested assets	2,000	656	—	(8)	—	—	2,648

	$2,916	$637	$(199)	$(2)	$—	$—	$3,352

LIABILITIES
Agent and employee stock plans	$6,238	$230	$—	$(2,251)	$—	$—	$4,217

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).
     During the six months ended June 30, 2011, the Company did not transfer securities between Level 1, Level 2 and Level 3.
Investments not reported at fair value
     Other investments consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.
6. INVESTMENTS
     The Company’s investments consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)
Securities available for sale
Fixed maturities	$509,031	$679,405
Short-term and other investments	528,255	373,023

Total investments	$1,037,286	$1,052,428

     Available for sale fixed maturities are reported at fair value which was derived as follows:

	June 30, 2011
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$33,944	$703	$—	$—	$34,647
Corporate bonds and municipals	275,190	16,897	(461)	—	291,626
Residential-backed issued by agencies	58,188	3,779	(1)	—	61,966
Commercial-backed issued by agencies	2,050	54	—	—	2,104
Residential-backed	328	1	—	—	329
Commercial-backed	26,489	784	—	—	27,273
Asset-backed	4,476	275	(12)	(281)	4,458
Other bonds	78,396	8,232	—	—	86,628

Total fixed maturities	$479,061	$30,725	$(474)	$(281)	$509,031

	December 31, 2010
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$55,338	$1,006	$(78)	$—	$56,266
Corporate bonds and municipals	383,188	21,133	(1,438)	—	402,883
Residential-backed issued by agencies	68,932	3,827	(75)	—	72,684
Commercial-backed issued by agencies	5,156	236	—	—	5,392
Residential-backed	2,344	66	—	—	2,410
Commercial-backed	43,261	2,022	—	—	45,283
Asset-backed	8,046	346	(16)	(281)	8,095
Other bonds	78,396	7,996	—	—	86,392

Total fixed maturities	$644,661	$36,632	$(1,607)	$(281)	$679,405

     The amortized cost and fair value of available for sale fixed maturities at June 30, 2011, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$36,336	$36,718
Over 1 year through 5 years	87,935	92,666
Over 5 years through 10 years	239,720	258,933
Over 10 years	23,539	24,584

	387,530	412,901
Mortgage-backed and asset-backed securities	91,531	96,130

Total fixed maturities	$479,061	$509,031

     See Note 5 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.
     A summary of net investment income by source is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Fixed maturities	$6,384	$9,104	$13,654	$18,601
Equity securities	—	(10)	—	—
Short-term and other investments	448	825	1,713	1,476
Agent receivables	82	245	173	694
Student loan interest income	821	1,053	1,662	2,123

	7,735	11,217	17,202	22,894
Less investment expenses	495	377	997	783

	$7,240	$10,840	$16,205	$22,111

Realized Gains and Losses
     Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income. Net realized capital gains for the three and six months ended 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Other-than-temporary impairment (“OTTI”) losses	$—	$—	$—	$—
Portion of OTTI losses recognized in (released from) other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	—	—	—
Net realized capital gains, excluding OTTI losses on securities	2,572	2,422	6,430	2,641

Realized gains, net	$2,572	$2,422	$6,430	$2,641

     Fixed maturities
     Proceeds from the sale and call of investments in fixed maturities were $66.5 million and $128.1 million for the three and six months ended June 30, 2011, respectively, and $61.0 million and $77.7 million for the three and six months ended June 30, 2010, respectively. Proceeds from maturities, sinking and principal reductions amounted to $26.9 million and $49.5 million for the three and six months ended June 30, 2011, respectively, and $8.2 million and $29.7 million for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2011, the Company realized gross gains of $2.6 million and $6.4 million, respectively, on the sale and call of fixed maturity investments. During the three and six months ended June 30, 2010, the Company realized gross gains of $2.4 million and $2.6 million, respectively, on the sale and call of fixed maturity investments. The Company realized no gross losses in 2011 and realized gross losses of $16,000 during 2010.
Other than temporary impairment (“OTTI”)
     During the six months ended June 30, 2011, the Company recognized no OTTI losses.
     Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at June 30, 2011, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Reductions for
credit losses		Additions to OTTI		increases in cash	Cumulative OTTI
credit losses	Additions to OTTI	securities where		flows expected to	credit losses
credit losses	securities where no	credit losses have	Reductions for	be collected that	recognized for
recognized for	credit losses were	been recognized	securities sold	are recognized	securities still held
securities still heldat	recognized prior to	prior to	during the period	over the remaining	at
January 1, 2011	January 1, 2011	January 1, 2011	(Realized)	life of the security	June 30, 2011
(In thousands)
$4,104	$—	$—	$(586)	$—	$3,518

Unrealized Gains and Losses
     Fixed maturities
     Set forth below is a summary of gross unrealized losses in its fixed maturities as of June 30, 2011 and December 31, 2010:

June 30, 2011
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Residential-backed issued by agencies	4,503	1	—	—	4,503	1
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	—	—	—	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	300	12	1,022	—	1,322	12
Corporate bonds and municipals	—	—	20,411	461	20,411	461
Other bonds	—	—	—	—	—	—

Total	$4,803	$13	$21,433	$461	$26,236	$474

	December 31, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. and U.S. Government agencies	$16,254	$78	$—	$—	$16,254	$78
Residential-backed issued by agencies	4,810	75	—	—	4,810	75
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	426	—	426	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	3,296	16	3,296	16
Corporate bonds and municipals	7,124	57	30,967	1,381	38,091	1,438
Other bonds	—	—	—	—	—	—

Total	$28,188	$210	$34,689	$1,397	$62,877	$1,607

     Unrealized Losses Less Than 12 Months
     Of the $13,000 in unrealized losses that had existed for less than twelve months at June 30, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.
     Unrealized Losses 12 Months or Longer
     Of the $461,000 in unrealized losses that had existed for twelve months or longer at June 30, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.
     All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of June 30, 2011, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.
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

7. STUDENT LOANS
     Through its student loan funding vehicles, CFLD-I and UFC2, the Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. The Company’s insurance subsidiaries previously offered an interest-sensitive whole life insurance product with a child term rider. The child term rider included a special provision under which private student loans are issued to help fund the insured child’s higher education could be made available, subject to the terms, conditions and qualifications of the policy and the child term rider. Pursuant to the terms of the child term rider, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan at the time the loan is made. During 2003, the Company discontinued offering the child term rider; however, for policies previously issued, outstanding potential commitments to fund student loans extend through 2026.
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
8. DEBT
     The following table sets forth detail of the Company’s debt and interest expense:

					Interest Expense
	Principal Amount				Three Months Ended		Six Months Ended
	at	Maturity		Interest	June 30,		June 30,
	June 30, 2011	Date		Rate(a)	2011	2010	2011	2010
2006 credit agreement:
Term loan	$362,500	2012		1.290%	$1,313	$2,519	$3,671	$6,031
$75 Million revolver (non-use fee)	—	(b	)	—	2	70	50	140
Grapevine Note	72,350	2021		6.712%	1,215	1,213	2,412	2,412
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.761%	148	151	295	296
HealthMarkets Capital Trust I	51,550	2036		3.297%	436	437	868	863
HealthMarkets Capital Trust II	51,550	2036		3.297%	982	1,091	2,060	2,169
Other:
Interest on Deferred Tax Gain	—			4.000%	528	530	1,053	1,055
Amortization of financing fees	—				810	1,257	2,136	2,494

Total	$553,420				$5,434	$7,268	$12,545	$15,460
Student Loan Credit Facility	64,050	(c	)	0.000% (d)	—	—	—	—

Total	$617,470				$5,434	$7,268	$12,545	$15,460

(a)	Represents the interest rate at June 30, 2011.

(b)	The $75 million revolver matured on April 5, 2011 and was not renewed.

(c)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(d)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.
     On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At June 30, 2011, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility. Pursuant to the credit agreement, the $75.0 million revolving credit facility matured on April 5, 2011 and was not renewed.
     In addition, on April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% until June 15, 2011 when the principal amount begins to accrue interest at a floating rate equal to three-month LIBOR plus 3.05%

     On April 29, 2004, UICI Capital Trust I (a Delaware statutory business trust, the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly.
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
     The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $500.3 million and $499.2 million at June 30, 2011 and December 31, 2010, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Student Loan Credit Facility
     At June 30, 2011 and December 31, 2010, the Company had an aggregate of $64.1 million and $68.7 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At June 30, 2011 and December 31, 2010, indebtedness outstanding under the Student Loan Credit Facility was secured by student loans and accrued interest in the carrying amount of $55.5 million and $60.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $8.7 million and $8.0 million, respectively.
     The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
     The SPE Notes were issued by the SPE in three tranches: $50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”), both issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning in 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three and six months ended June 30, 2011, respectively, the Company made principal payments of approximately $1.9 million and $4.6 on the SPE notes.
     At June 30, 2011 and December 31, 2010, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.
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
     As of April 11, 2011, the remaining interest rate swap agreement has matured.
     The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of June 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
	Balance Sheet	2011	2010	Balance Sheet	2011	2010
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
	(In thousands)
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$—	$2,367

Total derivatives		$—	$—		$—	$2,367

     The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income for the three and six months ended June 30, 2011 and 2010:

Derivative Instruments in Hedging Relationships for the Three Months Ended June 30, 2011 and 2010
			Location of Gain	Amount of Interest
			(Loss) from	Expense (Income)		Location of (Gain)
			Accumulated	Reclassified from		Loss Recognized in	Amount of (Gain) Loss
	Amount of Gain (Loss)		OCI into Income	Accumulated OCI		Income on	Recognized in Income on
	Recognized in OCI on		(Effective	into Income		Derivative	Derivative
	Derivative (Effective Portion)		Portion)	(Expense) (Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	2011	2010		2011	2010		2011	2010
(In thousands)
Interest rate swaps	$100	$1,489	Interest Expense	$131	$1,339	Investment income	$(31)	$129

Derivative Instruments in Hedging Relationships for the Six Months Ended June 30, 2011 and 2010
			Location of Gain	Amount of Interest
			(Loss) from	Expense (Income)		Location of (Gain)
			Accumulated	Reclassified from		Loss Recognized in	Amount of (Gain) Loss
	Amount of Gain (Loss)		OCI into Income	Accumulated OCI		Income on	Recognized in Income on
	Recognized in OCI on		(Effective	into Income		Derivative	Derivative
	Derivative (Effective Portion)		Portion)	(Expense) (Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	2011	2010		2011	2010		2011	2010
(In thousands)
Interest rate swaps	$1,340	$3,506	Interest Expense	$1,308	$3,715	Investment income	$35	$257

     During 2011 and 2010, the Company did not have any derivative instruments not designated as hedging instruments.
     There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

10. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Income from continuing operations	$616	$10,404	$3,780	$11,172
Income from discontinued operations	10	13	24	27

Net income available to common shareholders	$626	$10,417	$3,804	$11,199

Weighted average shares outstanding, basic	30,568	29,723	30,335	29,645
Dilutive effect of stock options and other shares	733	726	788	719

Weighted average shares outstanding, dilutive	31,301	30,449	31,123	30,364

Basic earnings per share:
From continuing operations	$0.02	$0.35	$0.13	$0.38
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.02	$0.35	$0.13	$0.38

Diluted earnings per share:
From continuing operations	$0.02	$0.34	$0.12	$0.37
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.02	$0.34	$0.12	$0.37

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
Regulatory Matters
     The Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of the Company’s principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005, which was resolved on May 29, 2008 through execution of a regulatory settlement agreement with the states of Washington and Alaska, as lead regulators, and three other “monitoring” states — Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The settlement agreement provides, among other things, for a re-examination by the Monitoring Regulators. If the re-examination is unfavorable, the Company’s principal insurance subsidiaries are subject to additional penalties of up to $10 million. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess performance with respect to the standards of the regulatory settlement agreement. Field work for the re-examination was completed in July 2011 and the Company anticipates receiving a draft report regarding the re-examination from the Monitoring Regulators in the third quarter of 2011. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s business, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements. Due to the complexity of the Health Care Reform Legislation, the pending status of certain implementing regulations and interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have made material changes to our business as a result of the Health Care Reform Legislation, including, to the extent required by this legislation, adjustments to our in-force block of business issued prior to March 24, 2010. These adjustments include, but are not limited to, removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to these changes, health benefit plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits as well as the elimination of annual limits on essential benefits covered by the policies (subject to the availability of a waiver for small employer group plans and certain individual plans, which the Company has received for Maine, Washington and North Carolina in 2011. The Company has applied for an extension of this waiver of annual limits through 2013). The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing and we expect to dedicate additional resources and to incur additional expenses (including but not limited to additional material claims expenses) as a result of Health Care Reform Legislation. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations. With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. The 80% minimum medical loss ratio for the individual market is subject to adjustment, on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. In response to requests by state insurance departments, HHS has granted an adjustment to the MLR standards in a number of states. For additional information, see the caption entitled “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of June 30, 2011, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $9.37.
     As previously disclosed above in Note 2 — Change in Accounting Principle, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products. As a result of this change in accounting principle, effective January 1, 2011, the Company increased its retained earnings by an amount of $27.8 million.
13. SEGMENT INFORMATION
     The Company operates four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the continuing development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan activity, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Other Insurance Division as well as the residual operations from the disposition and wind down of other businesses prior to 2010.
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

     Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$144,148	$205,458	$306,671	$428,604
Insphere:	17,877	8,842	34,264	13,013
Corporate:	6,538	6,697	16,067	12,411
Intersegment Eliminations:	(4,432)	(1,974)	(8,251)	(4,089)

Total revenues excluding disposed operations	164,131	219,023	348,751	449,939
Disposed Operations:	413	541	817	1,188

Total revenue from continuing operations	$164,544	$219,564	$349,568	$451,127

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$22,234	$57,184	$45,580	$98,409
Insphere:	(14,388)	(23,660)	(27,214)	(46,521)
Corporate:	(6,650)	(14,932)	(12,650)	(32,238)

Total operating income excluding disposed operations	1,196	18,592	5,716	19,650
Disposed Operations	(35)	201	626	859

Total income from continuing operations before federal income taxes	$1,161	$18,793	$6,342	$20,509

     Assets by operating segment at June 30, 2011 and December 31, 2010 are set forth in the table below:

	June 30,	December 31,
	2011	2010
	(In thousands)
Assets:
Commercial Health Division:	$421,206	$490,088
Insphere:	67,214	77,139
Corporate:	814,479	769,105

Total assets excluding assets of Disposed Operations	1,302,899	1,336,332
Disposed Operations	379,629	383,319

Total assets	$1,682,528	$1,719,651

     Disposed Operations assets at June 30, 2011 and December 31, 2010 primarily represent a reinsurance recoverable for the ceding of the former Life Insurance Division business as a result of coinsurance agreements entered into in 2008.
14. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS
InVest Stock Ownership Plan
     In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, the series of stock accumulation plans established for the benefit of the independent contractor insurance agents and sales representatives (the “Predecessor Plans”) were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (“ISOP”). Eligible insurance agents and designated eligible employees may participate in the ISOP. Accounts under the Predecessor Plans were transferred to the ISOP. Several features of the ISOP differ in certain material respects from the Predecessor Plans, including, but not limited to, plan participation by designated eligible employees and the elimination of the reallocation of forfeited matching account credits after June 30, 2010.
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
     The accounting treatment of matching credits for nonemployee agent-participants results in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors. In periods of decline in the fair market value of HealthMarkets’ common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair market value of the Company’s common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted.
     The Company recognized $1.5 million and $2.6 million of expense for the three and six months ended June 30, 2011, respectively, in connection with the ISOP. The liability for nonemployee participation in the ISOP increased $895,000 and decreased $1.9 million for the three and six months ended June 30, 2011, respectively. Included in the change in liability for the six months ended June 30, 2011 was a decrease of approximately $3.6 million as a result of vesting of awards which was partially offset by additional expense recognized during the period. Additional paid-in capital for employee awards under the ISOP increased $623,000 and decreased $1.5 million for the three and six months ended June 30, 2011, respectively. Approximately, $2.4 million of the decrease in Additional paid-in capital is the result of vesting of awards which was offset by additional expense recognized during the quarter.
15. TRANSACTIONS WITH RELATED PARTIES
     As of June 30, 2011, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 53.0%, 21.7%, and 10.9%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
Transactions with the Private Equity Investors
Transaction and Monitoring Fee Agreements
     Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services pursuant to Transaction and Monitoring Fee Agreements, for which the Company pays The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, in the aggregate, annual monitoring fees of at least $12.5 million. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $12.5 million paid in January 2011, $7.7 million was paid to The Blackstone Group, $3.2 million was paid to Goldman Sachs Capital Partners and $1.6 million was paid to DLJ Merchant Banking Partners. The Company has expensed $6.3 million through June 30, 2011.
Investment in Certain Funds Affiliated with the Private Equity Investors
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. In 2011, the Company did not fund any capital calls. As of June 30, 2011, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. In 2011, the Company funded a capital call in the amount of $132,000 and received capital distributions of $926,000 and received a distribution of earnings of $111,000. As of June 30, 2011, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $458,000.

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
Introduction
     HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)
     Through our Commercial Health Division, we underwrite and administer a broad range of health and supplemental insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. We currently market our health insurance products to the self-employed and individual markets through independent agents contracted with Insphere in a limited number of states in which Insphere does not have access to third-party health benefit plans.
     During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of June 30, 2011, Insphere had approximately 3,000 independent agents, of which approximately 1,900 on average write health insurance applications each month, and offices in over 34 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries and maintains marketing agreements with a number of non-affiliated insurance carriers, including, but not limited to, Aetna, Humana and UnitedHealthcare’s Golden Rule Insurance Company.
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

Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
REVENUE
Health premiums	$133,243	$188,914	$284,444	$394,687
Life premiums and other considerations	390	498	856	1,149

	133,633	189,412	285,300	395,836
Investment income	7,240	10,840	16,205	22,111
Other income	21,099	16,890	41,633	30,539
Realized gains, net	2,572	2,422	6,430	2,641

	164,544	219,564	349,568	451,127
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	91,722	99,952	195,688	221,748
Underwriting, acquisition, and insurance expenses	25,423	43,709	55,654	97,298
Other expenses	40,804	49,842	79,339	96,112
Interest expense	5,434	7,268	12,545	15,460

	163,383	200,771	343,226	430,618

Income from continuing operations before income taxes	1,161	18,793	6,342	20,509
Federal income taxes	545	8,389	2,562	9,337

Income from continuing operations	616	10,404	3,780	11,172
Income from discontinued operations, net	10	13	24	27

Net income	$626	$10,417	$3,804	$11,199

National Health Care Reform Legislation
     In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements. Due to the complexity of the Health Care Reform Legislation, the pending status of certain implementing regulations and interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional resources and to incur additional expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.
     With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. Subject to the outcome of final rulemaking, a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to issue rebates to customers, discontinue the underwriting and marketing of individual health insurance and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements. The 80% minimum medical loss ratio for the individual market is subject to adjustment, on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. In response to requests by state insurance departments, HHS has granted an adjustment to the MLR standards in a number of states.
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

     To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to these changes, health benefit plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits as well as the elimination of annual limits on essential benefits covered by the policies (subject to the availability of a waiver for small employer group plans and certain individual plans, which the Company has received for Maine, Washington and North Carolina). The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing.
     For additional information, see the caption entitled “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Excess of Loss Reinsurance Agreement
     As discussed above, Health Care Reform Legislation resulted in a number of changes to the Company’s in force block of business, including elimination of a number of policy benefit limits. In an effort to mitigate the risk of loss associated with large medical claims, effective April 1, 2011, the Company’s principal insurance subsidiaries entered into an excess of loss reinsurance agreement with Zurich American Insurance Company. Under the reinsurance agreement, the Company retains liability in the amount of $1 million per member, per year and the reinsurer is responsible for amounts in excess of $1 million per member, per year. The reinsurance agreement is limited to membership in effect on or after the contract date and covers incurred claims through the remainder of 2011 and paid by the end of 2012.
Business Segments
     The Company operates four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the continuing development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the former Medicare Division and the former Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2010.
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

     Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$144,148	$205,458	$306,671	$428,604
Insphere:	17,877	8,842	34,264	13,013
Corporate:	6,538	6,697	16,067	12,411
Intersegment Eliminations:	(4,432)	(1,974)	(8,251)	(4,089)

Total revenues excluding disposed operations	164,131	219,023	348,751	449,939
Disposed Operations:	413	541	817	1,188

Total revenue from continuing operations	$164,544	$219,564	$349,568	$451,127

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$22,234	$57,184	$45,580	$98,409
Insphere:	(14,388)	(23,660)	(27,214)	(46,521)
Corporate:	(6,650)	(14,932)	(12,650)	(32,238)

Total operating income excluding disposed operations	1,196	18,592	5,716	19,650
Disposed Operations	(35)	201	626	859

Total income from continuing operations before federal income taxes	$1,161	$18,793	$6,342	$20,509

Commercial Health Division
     Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenue
Earned premium revenue	$133,631	$189,313	$285,298	$395,551
Investment income	3,564	5,323	7,142	11,173
Other income	6,953	10,822	14,231	21,880

Total revenue	144,148	205,458	306,671	428,604
Benefits and Expenses
Benefit expenses	91,324	100,654	195,724	222,974
Underwriting, acquisition and insurance expenses	28,668	44,304	61,321	98,632
Other expenses	1,922	3,316	4,046	8,589

Total expenses	121,914	148,274	261,091	330,195

Operating income	$22,234	$57,184	$45,580	$98,409

Other operating data:
Loss ratio	68.3%	53.2%	68.6%	56.4%
Expense ratio	21.5%	23.4%	21.5%	24.9%

Combined ratio	89.8%	76.6%	90.1%	81.3%
     Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.
     Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
Three Months Ended June 30, 2011 versus 2010
     The Commercial Health Division reported earned premium revenue of $133.6 million during the three months ended June 30, 2011 compared to $189.3 million in the corresponding period of 2010, a decrease of $55.7 million or 29.4%, which is due to a continued decrease in policies in force. The decrease in policies in force reflects the Company’s emphasis on the distribution of health insurance products underwritten by non-affiliated carriers and the discontinuation in marketing health benefit plans underwritten by the Company’s insurance subsidiaries in all but a limited number of states. Beginning in 2011, the decrease in earned premium also reflects the recording of an accrual for an estimated medical loss ratio rebate payable under the Health Care Reform Legislation.
     The Commercial Health Division reported operating income of $22.2 million in 2011 compared to operating income of $57.2 million in 2010, a decrease of $35.0 million or 61.2%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2011 was 16.6% compared to the operating margin of 30.2% in 2010, which is generally attributable to an increase in the loss ratio, as a result of the new minimum loss ratio requirements. The impact on the operating margin from the increased loss ratio in 2011 was partially offset by a continued decrease in underwriting, acquisition and insurance expenses reflecting the Company’s ongoing cost reduction initiatives.
     Underwriting, acquisition and insurance expenses decreased for the quarter by $15.6 million, or 35.2%, to $28.7 million in 2011 from $44.3 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, we continue to initiate certain cost reduction programs which are reflected as a decrease in the expense ratio.
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
Six Months Ended June 30, 2011 versus 2010
     The Commercial Health Division reported earned premium revenue of $285.3 million during the six months ended June 30, 2011 compared to $395.6 million in the corresponding period of 2010, a decrease of $110.3 million or 27.9%, which is due to a decrease in policies in force. As discussed above, the decrease in policies in force reflects the Company’s emphasis on the distribution of health insurance products underwritten by non-affiliated carriers and the recording of an accrual for an estimated medical loss ratio rebate payable under the Health Care Reform Legislation.
     The Commercial Health Division reported operating income of $45.6 million in 2011 compared to operating income of $98.4 million in 2010, a decrease of $52.8 million or 53.7%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2011 was 16.0% compared to the operating margin of 30.2% in 2010, which is generally attributable to an increase in the loss ratio. The increase in the loss ratio reflects the new minimum loss ratio requirements and certain large claims incurred during the period as a result of the removal of lifetime maximums on policy benefits.
     Underwriting, acquisition and insurance expenses decreased by $37.3 million, or 37.8%, to $61.3 million in 2011 from $98.6 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, we continue to initiate certain cost reduction programs to reduce those costs that do not vary in proportion to premium.
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

     Set forth below is certain summary financial and operating data for Insphere for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenue
Commission revenue	$17,382	$8,745	$33,295	$12,829
Investment income	255	87	495	108
Other income	240	10	474	76

Total revenue	17,877	8,842	34,264	13,013
Expenses
Commission expenses	9,929	4,808	18,487	6,610
Agent incentives	6,767	6,478	12,634	12,823
Other expenses	15,569	21,216	30,357	40,101

Total expenses	32,265	32,502	61,478	59,534

Operating loss	$(14,388)	$(23,660)	$(27,214)	$(46,521)

Three Months Ended June 30, 2011 versus 2010
     For the three months ended June 30, 2011, the Company earned commission revenue of approximately $17.4 million of which $3.4 million was generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries. The remaining amount of $14.0 million was generated from third-party carriers. Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the six months ended June 30, 2011 is significantly greater than the comparable period in 2010. Partially offsetting Inphere’s growth in sales in response to Health Care Reform Legislation, beginning in 2011, both the Company’s insurance subsidiaries and certain third-party carriers have decreased the levels of commission paid to Insphere.
     Commission expense of $9.9 million includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. The increase in commission expense over the prior year primarily trends with commission revenue. However, beginning in the third quarter of 2010, Insphere increased its commission rates paid to its agents to incorporate some of the costs previously included in agent incentives.
     Agent incentives of $6.8 million primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. The decrease from prior year reflects the adjustment to commission rates, in the third quarter of 2010, to incorporate some of these costs as discussed above. In addition, beginning in the last half of 2010, the agents started sharing some of the costs of purchasing customer leads which reduced a portion of the lead generation costs for the Company.
     For the three months ended June 30, 2011, Insphere reported other expenses of $15.6 million. Other expenses associated with Insphere are related to employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. Other expenses also reflect the significant amount of development to support multiple carriers and enhance the Insphere distribution channel by equipping our agents with efficient technology to cross-sell products. Other expenses have decreased from prior year as a result of both cost cutting initiatives and a reduction in costs associated with the development of Insphere.
Six Months Ended June 30, 2011 versus 2010
     For the six months ended June 30, 2011, the Company earned commission revenue of approximately $33.3 million of which $6.1 million was generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries. The remaining amount of $27.2 million was generated from third-party carriers with approximately 72% generated from four carriers. Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the six months ended June 30, 2011 is significantly greater than the comparable period in 2010. Partially offsetting Inphere’s growth in sales in response to Health Care Reform Legislation, beginning in 2011, both the Company’s insurance subsidiaries and certain third-party carriers have decreased the levels of commission paid to Insphere.
     The increase in commission expense from $6.6 million incurred during the six months ended June 30, 2010 to $18.5 million incurred during the six months ended June 30, 2011, primarily trends with commission revenue. However, beginning in the third quarter of 2010, Insphere increased its commission rates paid to its agents to incorporate some of the costs previously included in agent incentives.

     Agent incentives of $12.8 million primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. The decrease from the prior year reflects the adjustment to commission rates to incorporate some of these costs as discussed above. In addition, beginning in the last half of 2010, the agents started sharing some of the costs of purchasing customer leads which reduced some of the lead generation costs for the Company.
     For the six months ended June 30, 2011, Insphere reported other expenses of $40.1 million. Other expenses associated with Insphere are related to employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. Other expenses also reflect the significant amount of development to build-out technology to support multiple carriers and enhance the Insphere distribution channel by equipping our agents with efficient technology to cross-sell products. Other expenses have decreased from prior year as a result of both cost cutting initiatives and a reduction in costs associated with the development of Insphere.
     The Company continues to evaluate new distribution opportunities and continues efforts to expand its portfolio and the size of its field force by developing additional marketing arrangements. We believe the implementation of these new opportunities, along with the its current cost reduction program, will help mitigate future operating losses.
Corporate
     Corporate includes investment income not otherwise allocated to the other segments, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.
     Set forth below is a summary of the components of operating loss at Corporate for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Operating loss:
Investment income on equity	$2,540	$3,532	$6,709	$7,517
Realized gains, net	2,572	2,422	6,430	2,641
Interest expense on corporate debt	(5,434)	(7,268)	(12,545)	(15,460)
Student loan operations	(65)	(5)	(56)	(121)
General corporate expenses and other	(6,263)	(13,613)	(13,188)	(26,815)

Operating loss	$(6,650)	$(14,932)	$(12,650)	$(32,238)

Three Months Ended June 30, 2011 versus 2010
     Corporate reported an operating loss in 2011 of $6.7 million compared to $14.9 million in 2010 for an overall decrease in the operating loss of $8.2 million. The change in operating loss is primarily due to the following items:
•	The Company recorded realized gains of $2.6 million and $2.4 million during the three months ended June 30, 2011 and 2010, respectively. The realized gains resulted from the sales of various fixed maturities.
•	Interest expense on corporate debt decreased for the three months ended June 30, 2011 compared to the same period in 2010 as a result of the maturing of the last of the Company’s interest rate swaps in April 2010. The Company’s interest rate swaps caused the Company to pay a fixed rate higher than the current variable rate incurred on its debt. Additionally, during the quarter, the Company’s HealthMarkets Capital Trust II fixed rate debt became variable at a significantly lower interest rate. For additional information on the Company’s debt, see Note 8 of the Notes to Consolidated Condensed Financial Statements included herein.
•	General corporate expenses and other decreased by $6.8 million from the prior year. The decrease in the expenses are primarily due to a reduction in salaries and related expenses including a reduction in executive and employee severance by $2.5 million.

Six Months Ended June 30, 2011 versus 2010
     Corporate reported an operating loss in 2011 of $12.6 million compared to $32.2 million in 2010 for an overall decrease in the operating loss of $19.6 million. The change in operating loss is primarily due to the following items:
•	The Company recognized realized gains of $6.4 million and $2.6 million during the six months ended June 30, 2011 and 2010, respectively. The realized gains resulted from the sales of various fixed maturities.
•	Interest expense on corporate debt decreased for the six months ended June 30, 2011 compared to the same period in 2010 as a result of the maturing of one of the Company’s interest rate swaps in April 2010. The Company’s interest rate swaps caused the Company to pay a fixed rate higher than the current variable rate incurred on the debt. As discussed above in Note 8, the Company’s remaining interest rate swap expired on April 11, 2011.
•	General corporate expenses and other decreased by $13.6 million from the prior year. The decrease in the expenses are primarily due to a reduction in salaries and related expenses including a reduction in executive and employee severance by $5.6 million.
Liquidity and Capital Resources
Consolidated Operations
     The Company’s primary sources of cash on a consolidated basis are premium revenue from policies issued, commission earned on the sale of non-affiliated insurance company products, investment income, and fees and other income. The primary uses of cash have been payments for benefits, claims, commissions, servicing of the Company’s debt obligations, and operating expenses.
     The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		June 30,	December 31,
	Maturity Date		June 30, 2011		2011	2010
					(In thousands)
2006 credit agreement:
Term loan	2012		1.290%		$362,500	$362,500
$75 million revolver	(a	)	—		—	—
Grapevine Note	2021		6.712%		72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034		3.761%		15,470	15,470
HealthMarkets Capital Trust I	2036		3.297%		51,550	51,550
HealthMarkets Capital Trust II	2036		3.297%		51,550	51,550

Total					$553,420	$553,420
Student Loan Credit Facility	(b	)	0.000	%(c)	64,050	68,650

Total					$617,470	$622,070

(a)	The $75 million revolver matured on April 5, 2011 and was not renewed.

(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 7 of Notes to Consolidated Condensed Financial Statements.

(c)	The interest rate on each series of notes resets monthly in a Dutch auction process. See Note 7 of Notes to Consolidated Condensed Financial Statements for additional information on the Student Loan Credit Facility.
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
     Insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the Company’s insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $169.4 million. The Company’s insurance companies paid dividends of $118.0 million to HealthMarkets, LLC through June 30, 2011. As it has done in the past, the Company will continue to assess the results of operations of the regulated insurance companies to determine the prudent dividend capability of the subsidiaries.
     HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $100 million Loan Agreement. As of June 30, 2011 and December 31, 2010, Insphere had an outstanding balance owed to HealthMarkets, LLC of $89.4 million and $79.9 million, respectively.
     At June 30, 2011, HealthMarkets, Inc. and HealthMarkets, LLC, in the aggregate, held cash and cash equivalents in the amount of $259.4 million.
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
     Effective January 1, 2011, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products because it believes that the new method will be preferable in light of, among other factors, certain changes required by Health Care Reform Legislation. As a result of this change, the Company recorded the following: (i) a decrease in the amount of $77.9 million to claims and claims administration liabilities, (ii) an increase in the amount of $35.1 million to future policy and contract benefits, (iii) an increase in the amount of $15.0 million to deferred federal income tax liability and (iv) an increase in the amount of $27.8 million to retained earnings. See Note 2 — Change in Accounting Principle in Notes to Consolidated Condensed Financial Statements.
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
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2011. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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
     During the quarter ended June 30, 2011, the Company issued an aggregate of 22,805 unregistered shares of its Class A-1 common stock. In particular, employee participants in the HealthMarkets, Inc. InVest Stock Ownership Plan purchased 22,805 shares of the Company’s Class A-1 common stock for aggregate consideration of $213,000 (or $9.35 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
Issuer Purchases of Equity Securities
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended June 30, 2011:

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	Announced Plans or Programs	Under The Plan or Program
4/1/11 to 4/30/11	42	$9.25	—	—
5/1/11 to 5/31/11	58,949	9.35	—	—
6/1/11 to 6/30/11	25,392	9.35	—	—

Totals	84,383	$9.35	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 84,383 shares purchased from former or current employees of the Company.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended June 30, 2011:

			Total Number of Shares
	Total Number of		Purchased as Part of	Maximum Number of Shares
	Shares	Average Price	Publicly Announced Plans	That May Yet Be Purchased
Period	Purchased(1)	Paid per Share ($)	or Programs	Under The Plan or Program
4/1/11 to 4/30/11	50,784	$9.25	—	—
5/1/11 to 5/31/11	87,498	9.35	—	—
6/1/11 to 6/30/11	47,114	9.35	—	—

Totals	185,396	$9.32	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 185,396 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of HealthMarkets, Inc. as amended May 23, 2011.

10.1	Amendment to Stockholders Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 2, 2011, File No. 001-14953, and incorporated by reference herein.

10.2	Amended and Restated HealthMarkets, Inc. InVest Stock Ownership Plan as amended May 13, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc. and K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

101	The following materials from HealthMarkets’ Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to the Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: August 11, 2011	/s/ Kenneth J. Fasola
Kenneth J. Fasola
Chief Executive Officer

Date: August 11, 2011	/s/ K. Alec Mahmood
K. Alec Mahmood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)