Form 10-Q
period 2011-09-30
HealthMarkets, Inc.
filed 2011-11-10
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 21, 2011, the registrant had 28,165,183 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,823,157 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2011 — $408,533; 2010 — $644,661)	$442,975	$679,405
Short-term and other investments	613,513	373,023

Total investments	1,056,488	1,052,428
Cash and cash equivalents	15,060	12,874
Student loan receivables	52,906	60,312
Restricted cash	11,346	13,170
Investment income due and accrued	7,179	7,139
Reinsurance recoverable – ceded policy liabilities	359,807	363,243
Agent and other receivables	25,236	32,508
Deferred acquisition costs	20,076	32,689
Property and equipment, net of accumulated depreciation of $154,599 and $147,493 at September 30, 2011 and December 31, 2010, respectively	39,332	41,039
Goodwill	40,384	40,384
Other intangible assets	40,351	41,947
Recoverable federal income taxes	—	3,443
Other assets	13,957	15,776
Assets held for sale	2,100	2,699

	$1,684,222	$1,719,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$476,545	$453,773
Claims	96,638	208,675
Unearned premiums	29,957	34,862
Other policy liabilities	30,853	7,687
Accounts payable and accrued expenses	34,357	38,131
Other liabilities	49,411	58,868
Current federal income taxes	2,994	—
Deferred federal income taxes	70,555	58,883
Debt	553,420	553,420
Student loan credit facility	61,750	68,650
Net liabilities of discontinued operations	1,517	1,574

	1,407,997	1,484,523
Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,276,279 issued and 28,169,475 outstanding at September 30, 2011; 28,281,859 issued and 28,256,028 outstanding at December 31, 2010. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,882,616 outstanding at September 30, 2011; 4,026,104 issued and 2,762,100 outstanding at December 31, 2010	323	323
Additional paid-in capital	50,207	54,772
Accumulated other comprehensive income	22,731	21,981
Retained earnings	216,402	178,313
Treasury stock, at cost (106,804 Class A-1 common shares and 1,143,488 Class A-2 common shares at September 30, 2011; 25,831 Class A-1 common shares and 1,264,004 Class A-2 common shares at December 31, 2010)	(13,438)	(20,261)

	276,225	235,128

	$1,684,222	$1,719,651

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE
Health premiums	$131,702	$176,736	$416,146	$571,423
Life premiums and other considerations	357	380	1,213	1,529

	132,059	177,116	417,359	572,952
Investment income	6,154	9,729	22,358	31,840
Commissions and other income	20,561	18,838	62,195	49,377
Net impairment losses recognized in earnings	—	(765)	—	(765)
Realized gains, net	2,546	1,225	8,976	3,866

	161,320	206,143	510,888	657,270
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	83,349	57,605	279,036	279,353
Underwriting, acquisition, and insurance expenses	22,399	39,887	78,053	137,185
Other expenses	40,517	67,082	119,856	163,194
Interest expense	4,745	7,375	17,290	22,835

	151,010	171,949	494,235	602,567

Income from continuing operations before income taxes	10,310	34,194	16,653	54,703
Federal income tax expense	3,861	11,951	6,423	21,288

Income from continuing operations	6,449	22,243	10,230	33,415

Income from discontinued operations, (net of income tax expense of $6 and $19 for the three and nine months ended September 30, 2011, and $6 and $21 for the three and nine months ended September 30, 2010, respectively)	11	12	35	39

Net income	$6,460	$22,255	$10,265	$33,454

Basic earnings per share:
Income from continuing operations	$0.21	$0.75	$0.34	$1.13
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.21	$0.75	$0.34	$1.13

Diluted earnings per share:
Income from continuing operations	$0.21	$0.73	$0.33	$1.09
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per share, diluted	$0.21	$0.73	$0.33	$1.09

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$6,460	$22,255	$10,265	$33,454

Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during the period	6,555	14,483	8,867	43,352
Reclassification for investment gains included in net income	(2,623)	(1,225)	(9,053)	(3,866)
Other-than-temporary impairment losses recognized in OCI	—	—	—	—

Effect on other comprehensive income (loss) from investment securities	3,932	13,258	(186)	39,486

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	—	(217)	(4)	(683)
Reclassification adjustments included in net income	—	1,217	1,344	5,190

Effect on other comprehensive income from hedging activities	—	1,000	1,340	4,507

Other comprehensive income before tax	3,932	14,258	1,154	43,993
Income tax expense (benefit) related to items of other comprehensive income	1,376	4,990	404	15,398

Other comprehensive income (loss) net of tax	2,556	9,268	750	28,595

Comprehensive income	$9,016	$31,523	$11,015	$62,049

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net income	$10,265	$33,454
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(35)	(39)
Realized gains, net	(9,054)	(3,101)
Change in deferred income taxes	(3,715)	(7,087)
Depreciation and amortization	13,392	17,096
Amortization of prepaid monitoring fees	9,375	11,250
Equity based compensation expense	4,347	10,642
Other items, net	2,997	9,891
Changes in assets and liabilities:
Investment income due and accrued	(1,002)	(2,212)
Due premiums	3	928
Reinsurance recoverable – ceded policy liabilities	3,436	(421)
Other receivables	10,333	1,553
Deferred acquisition costs	12,613	24,946
Prepaid monitoring fees	(12,500)	(15,000)
Current income tax recoverable	6,437	22,642
Policy liabilities	(27,133)	(121,001)
Other liabilities and accrued expenses	(15,129)	(18,327)

Cash provided by/(used in) continuing operations	4,630	(34,786)
Cash provided by/(used in) discontinued operations	(22)	12

Net cash provided by/(used in) operating activities	4,608	(34,774)

Investing Activities:
Student loan receivables	6,123	6,565
Securities available for sale	244,215	120,863
Short-term and other investments, net	(240,916)	54,715
Purchases of property and equipment	(6,531)	(8,459)
Intangible assets acquired	—	(297)
Acquisitions net of cash acquired	—	252
Change in restricted cash	1,824	1,742
Increase in agent receivables	(286)	(6,421)

Cash provided by continuing operations	4,429	168,960
Cash provided by discontinued operations	—	—

Net cash provided by investing activities	4,429	168,960

Financing Activities:
Repayment of student loan credit facility	(6,900)	(6,950)
Decrease in investment products	(1,064)	(4,144)
Change in cash overdraft	5,310	(7,055)
Proceeds from shares issued to agent plans and other	3,210	6,099
Purchases of treasury stock	(6,614)	(8,675)
Dividends paid	—	(119,514)
Excess tax reduction from equity based compensation	(793)	(1,287)

Cash used in continuing operations	(6,851)	(141,526)
Cash used in discontinued operations	—	—

Net cash used in financing activities	(6,851)	(141,526)

Net change in cash and cash equivalents	2,186	(7,340)
Cash and cash equivalents at beginning of period	12,874	17,406

Cash and cash equivalents at end of period in continuing operations	$15,060	$10,066

Supplemental disclosures:
Income taxes paid	$6,643	$9,168

Interest paid	$10,375	$20,823

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2010 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The Company has determined it is impracticable to determine the period-specific effects of the change in reserving methodology from MID to SD on all prior periods since retrospective application requires significant estimates of amounts and it is impossible to distinguish objectively information about those estimates at previous reporting dates. Based on the guidance of ASC 250-10-45 Accounting Changes – Change in Accounting Principle if the cumulative effect of applying a change in accounting principle to all prior periods is determinable, but it is impracticable to determine the period-specific effects of that change to all prior periods presented, the cumulative effect of the change to the new accounting principle shall be applied to the carrying amounts of assets and liabilities as of beginning of the earliest period to which the new accounting principle can be applied. As such the Company accounted for the change effective January 1, 2011 by recording the cumulative effect of the change in accounting at that date.
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
3. CONCENTRATIONS
     Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company, Humana and Aetna, for which Insphere distributes individual health insurance products. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During the nine months ended September 30, 2011, approximately 78% of health benefit plan sales marketed by Insphere were underwritten by these three third-party carriers.
     Additionally, during the nine months ended September 30, 2011, the Company’s insurance subsidiaries generated approximately 57% of premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Maine	7%
Florida	6%
Washington	5%
Massachusetts	5%
Illinois	4%
North Carolina	3%
Pennsylvania	3%
Georgia	3%

57%
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
   In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The guidance does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, adoption of ASU 2011-05 will not impact the operating results, financial position or liquidity of the Company.

   In September 2011, the FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Early adoption is permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-08.
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
     As of September 30, 2011, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $110.8 million of “Corporate bonds and municipal” classified as Level 2, $89.7 million of “Other Bonds” classified as Level 2 and $594,000 of “Commercial-backed” investments classified as Level 3. The “Corporate bonds and municipal” investments classified as Level 2 noted above includes $105.7 million of an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. The $89.7 million of “Other bonds” classified as Level 2 was received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.
Fair Value Hierarchy on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. and U.S. Government agencies	$4,578	$20,106	$—	$24,684
Corporate bonds and municipals	—	259,179	—	259,179
Residential-backed issued by agencies	—	50,503	—	50,503
Commercial-backed issued by agencies	—	1,741	—	1,741
Residential-backed	—	303	—	303
Commercial-backed	—	12,275	594	12,869
Asset-backed	—	4,011	—	4,011
Other bonds	—	89,685	—	89,685
Other invested assets (1).	—	—	2,098	2,098
Short-term investments (2)	591,366	—	—	591,366

	$595,944	$437,803	$2,692	$1,036,439

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $20.0 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
Agent and employee plans	—	—	5,143	5,143

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. and U.S. Government agencies	$4,611	$51,655	$—	$56,266
Corporate bonds and municipals	—	402,883	—	402,883
Residential-backed issued by agencies	—	72,684	—	72,684
Commercial-backed issued by agencies	—	5,392	—	5,392
Residential-backed	—	2,410	—	2,410
Commercial-backed	—	44,367	916	45,283
Asset-backed	—	8,095	—	8,095
Other bonds	—	86,392	—	86,392
Other invested assets (1)	—	—	2,000	2,000
Short-term investments (2)	347,121	—	—	347,121

	$351,732	$673,878	$2,916	$1,028,526

(1)	Investments in entities that calculate net asset value per share

(2)	Amount excludes $23.9 million of short-term other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Interest rate swaps	$—	$2,367	$—	$2,367
Agent and employee plans	—	—	6,238	6,238

	$—	$2,367	$6,238	$8,605

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
     The Company also holds a fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of September 30, 2011, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.
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

Short-term investments
     The Company’s short-term investments primarily consist of a U.S. Treasury Bill and highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy.
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
Changes in Level 3 Assets and Liabilities
     The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three and nine months ended September 30, 2011.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value
		For the Three Months Ended September 30, 2011
		Unrealized			Realized	Transfer
	Beginning	Gains or	Sales or		Gains or	in/(out) of	Ending
	Balance	(Losses)	Redemption	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
ASSETS
Commercial-backed	$704	$(11)	$(103)	$3	$—	$—	$593
Other invested assets	2,648	(540)	—	(9)	—	—	2,099

	$3,352	$(551)	$(103)	$(6)	$—	$—	$2,692

LIABILITIES
Agent and employee stock plans	$4,217	$100	$—	$826	$—	$—	$5,143

		Changes in Level 3 Assets and Liabilities Measured at Fair Value
		For the Nine Months Ended September 30, 2011
		Unrealized			Realized	Transfer
	Beginning	Gains or	Sales or		Gains or	in/(out) of	Ending
	Balance	(Losses)	Redemption	Settlements	(Losses)(1)	Level 3, Net	Balance
	(In thousands)
ASSETS
Commercial-backed	$916	$(30)	$(302)	$9	$—	$—	$593
Other invested assets	2,000	116	—	(17)	—	—	2,099

	$2,916	$86	$(302)	$(8)	$—	$—	$2,692

LIABILITIES
Agent and employee stock plans	$6,238	$330	$—	$(1,425)	$—	$—	$5,143

     During the nine months ended September 30, 2011, the Company did not transfer securities between Level 1, Level 2 and Level 3.
Investments not reported at fair value
     Other investments consists of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated condensed balance sheet at cost.

6. INVESTMENTS
     The Company’s investments consist of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Securities available for sale
Fixed maturities	$442,975	$679,405
Short-term and other investments	613,513	373,023

Total investments	$1,056,488	$1,052,428

     Available for sale fixed maturities are reported at fair value which was derived as follows:

	September 30, 2011
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$23,910	$774	$—	$—	$24,684
Corporate bonds and municipals	240,501	19,548	(870)	—	259,179
Residential-backed issued by agencies	47,087	3,416	—	—	50,503
Commercial-backed issued by agencies	1,703	38	—	—	1,741
Residential-backed	303	—	—	—	303
Commercial-backed	12,543	327	(1)	—	12,869
Asset-backed	4,090	218	(16)	(281)	4,011
Other bonds	78,396	11,289	—	—	89,685

Total fixed maturities	$408,533	$35,610	$(887)	$(281)	$442,975

	December 31, 2010
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$55,338	$1,006	$(78)	$—	$56,266
Corporate bonds and municipals	383,188	21,133	(1,438)	—	402,883
Residential-backed issued by agencies	68,932	3,827	(75)	—	72,684
Commercial-backed issued by agencies	5,156	236	—	—	5,392
Residential-backed	2,344	66	—	—	2,410
Commercial-backed	43,261	2,022	—	—	45,283
Asset-backed	8,046	346	(16)	(281)	8,095
Other bonds	78,396	7,996	—	—	86,392

Total fixed maturities	$644,661	$36,632	$(1,607)	$(281)	$679,405

     The amortized cost and fair value of available for sale fixed maturities at September 30, 2011, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$34,289	$34,484
Over 1 year through 5 years	70,144	73,639
Over 5 years through 10 years	223,003	249,470
Over 10 years	15,371	15,955

	342,807	373,548
Mortgage-backed and asset-backed securities	65,726	69,427

Total fixed maturities	$408,533	$442,975

     See Note 5 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.

     A summary of net investment income by source is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Fixed maturities	$5,509	$8,559	$19,163	$27,160
Equity securities	—	—	—	—
Short-term and other investments	194	390	1,907	1,866
Agent receivables	59	163	232	857
Student loan interest income	799	1,030	2,461	3,153

	6,561	10,142	23,763	33,036
Less investment expenses	407	413	1,405	1,196

	$6,154	$9,729	$22,358	$31,840

Realized Gains and Losses
     Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income. Net realized capital gains for the three and nine months ended 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Other-than-temporary impairment (“OTTI”) losses	$—	$(765)	$—	$(765)
Portion of OTTI losses recognized in (released from) other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	(765)	—	(765)
Net realized capital gains, excluding OTTI losses on securities (1)	2,546	1,225	8,976	3,866

Realized gains, net	$2,546	$460	$8,976	$3,101

(1)	Includes $78,000 of realized losses recorded in the quarter ended September 30, 2011 associated with the planned future sale of Company-owned assets
     Fixed maturities
     Proceeds from the sale and call of investments in fixed maturities were $61.3 million and $189.4 million for the three and nine months ended September 30, 2011, respectively, and $32.0 million and $109.7 million for the three and nine months ended September 30, 2010, respectively. Proceeds from maturities, sinking and principal reductions amounted to $11.6 million and $61.1 million for the three and nine months ended September 30, 2011, respectively, and $8.8 million and $38.5 million for the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2011, the Company realized gross gains of $2.6 million and $9.1 million, respectively, on the sale and call of fixed maturity investments. During the three and nine months ended September 30, 2010, the Company realized gross gains of $1.2 million and $3.9 million, respectively, on the sale and call of fixed maturity investments. The Company realized no gross losses in 2011 and 2010 on fixed maturities.

Other than temporary impairment (“OTTI”)
     During the nine months ended September 30, 2011, the Company recognized no OTTI losses.
     Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at September 30, 2011, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Reductions for
Cumulative OTTI		Additions to OTTI		increases in cash	Cumulative OTTI
credit losses	Additions to OTTI	securities where		flows expected to	credit losses
recognized for	securities where no	credit losses have	Reductions for	be collected that	recognized for
securities still held	credit losses were	been recognized	securities sold	are recognized	securities still
at	recognized prior to	prior to	during the period	over the remaining	held at
January 1, 2011	January 1, 2011	January 1, 2011	(Realized)	life of the security	September 30, 2011
(In thousands)
$4,104	$—	$—	$(586)	$—	$3,518
Unrealized Gains and Losses
     Fixed maturities
     Set forth below is a summary of gross unrealized losses in its fixed maturities as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Residential-backed issued by agencies	—	—	—	—	—	—
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	—	—	—	—
Commercial-backed	350	1	—	—	350	1
Asset-backed	282	16	981	—	1,263	16
Corporate bonds and municipals	5,970	39	20,031	831	26,001	870
Other bonds	—	—	—	—	—	—

Total	$6,602	$56	$21,012	$831	$27,614	$887

	December 31, 2010
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. and U.S. Government agencies	$16,254	$78	$—	$—	$16,254	$78
Residential-backed issued by agencies	4,810	75	—	—	4,810	75
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	426	—	426	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	3,296	16	3,296	16
Corporate bonds and municipals	7,124	57	30,967	1,381	38,091	1,438
Other bonds	—	—	—	—	—	—

Total	$28,188	$210	$34,689	$1,397	$62,877	$1,607

     Unrealized Losses Less Than 12 Months
     Of the $56,000 in unrealized losses that had existed for less than twelve months at September 30, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.
     Unrealized Losses 12 Months or Longer
     Of the $831,000 in unrealized losses that had existed for twelve months or longer at September 30, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

     All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of September 30, 2011, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.
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
8. DEBT
     The following table sets forth detail of the Company’s debt and interest expense:

					Interest Expense
	Principal Amount			Three Months Ended		Nine Months Ended
	at	Maturity	Interest	September 30,		September 30,
	September 30, 2011	Date	Rate(a)	2011	2010	2011	2010
2006 credit agreement:
Term loan	$362,500	2012	1.246%	$1,159	$2,540	$4,830	$8,571
$75 Million revolver (non-use fee)	—	(b)	—	—	70	50	210
Grapevine Note	72,350	2021	6.712%	1,226	1,220	3,638	3,632
Trust preferred securities:
UICI Capital Trust I	15,470	2034	3.786%	149	154	444	450
HealthMarkets Capital Trust I	51,550	2036	3.397%	436	467	1,305	1,330
HealthMarkets Capital Trust II	51,550	2036	3.397%	436	1,102	2,496	3,271
Other:
Interest on Deferred Tax Gain	—		3.500%	514	536	1,566	1,591
Amortization of financing fees	—			825	1,286	2,961	3,780

Total	$553,420			$4,745	$7,375	$17,290	$22,835
Student Loan Credit Facility	61,750	(c)	0.000% (d)	—	—	—	—

Total	$615,170			$4,745	$7,375	$17,290	$22,835

(a)	Represents the interest rate at September 30, 2011.

(b)	The $75 million revolver matured on April 5, 2011 and was not renewed.

(c)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(d)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.
     On April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At September 30, 2011, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The indebtedness outstanding of $362.5 million is due in full upon the maturity of the term loan on April 5, 2012. The Company expects to have the necessary capital to repay the term loan in full at maturity. Pursuant to the credit agreement, the $75.0 million revolving credit facility matured on April 5, 2011 and was not renewed.
     In addition, on April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% until June 15, 2011 when the principal amount began to accrue interest at a floating rate equal to three-month LIBOR plus 3.05%
     On April 29, 2004, UICI Capital Trust I (a Delaware statutory business trust, the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly.
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
     The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $491.3 million and $499.2 million at September 30, 2011 and December 31, 2010, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Student Loan Credit Facility
     At September 30, 2011 and December 31, 2010, the Company had an aggregate of $61.8 million and $68.7 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At September 30, 2011 and December 31, 2010, indebtedness outstanding under the Student Loan Credit Facility was secured by student loans and accrued interest in the carrying amount of $53.1 million and $60.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $8.7 million and $8.0 million, respectively.
     The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.
     The SPE Notes were issued by the SPE in three tranches: $50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”), both issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. Beginning in 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three and nine months ended September 30, 2011, respectively, the Company made principal payments of approximately $2.3 million and $6.9 million on the SPE notes.
     At September 30, 2011 and December 31, 2010, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.
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
     The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of September 30, 2011 and December 31, 2010:

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

     The table below represents the effect of derivative instruments in hedging relationships under ASC Topic 815 on the Company’s consolidated condensed statements of income for the three and nine months ended September 30, 2011 and 2010:

Derivative Instruments in Hedging Relationships for the Three Months Ended September 30, 2011 and 2010
			Location of Gain	Amount of Interest		Location of (Gain)
			(Loss) from	Expense (Income)		Loss Recognized in
			Accumulated	Reclassified from		Income on	Amount of (Gain) Loss
	Amount of Gain (Loss)		OCI into Income	Accumulated OCI		Derivative	Recognized in Income on
	Recognized in OCI on		(Effective	into Income		(Ineffective	Derivative
	Derivative (Effective Portion)		Portion)	(Expense) (Effective Portion)		Portion)	(Ineffective Portion)
	2011	2010		2011	2010		2011	2010
(In thousands)
Interest rate swaps	$—	$1,489	Interest Expense	$—	$1,339	Investment income	$—	$129

Derivative Instruments in Hedging Relationships for the Nine Months Ended September 30, 2011 and 2010
			Location of Gain	Amount of Interest		Location of (Gain)
			(Loss) from	Expense (Income)		Loss Recognized in
			Accumulated OCI	Reclassified from		Income on
	Amount of Gain (Loss) Recognized		into Income	Accumulated OCI		Derivative	Amount of (Gain) Loss Recognized
	in OCI on Derivative (Effective		(Effective	into Income		(Ineffective	in Income on Derivative
	Portion)		Portion)	(Expense) (Effective Portion)		Portion)	(Ineffective Portion)
	2011	2010		2011	2010		2011	2010
(In thousands)
Interest rate swaps	$1,340	$3,506	Interest Expense	$1,308	$3,715	Investment income	$35	$257

     During 2011 and 2010, the Company did not have any derivative instruments not designated as hedging instruments.
     There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
10. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Income from continuing operations	$6,449	$22,243	$10,230	$33,415
Income from discontinued operations	11	12	35	39

Net income available to common shareholders	$6,460	$22,255	$10,265	$33,454

Weighted average shares outstanding, basic	30,570	29,815	30,402	29,702
Dilutive effect of stock options and other shares	828	808	821	889

Weighted average shares outstanding, dilutive	31,398	30,623	31,223	30,591

Basic earnings per share:
From continuing operations	$0.21	$0.75	$0.34	$1.13
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.21	$0.75	$0.34	$1.13

Diluted earnings per share:
From continuing operations	$0.21	$0.73	$0.33	$1.09
From discontinued operations	0.00	0.00	0.00	0.00

Net income per share, basic	$0.21	$0.73	$0.33	$1.09

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
Litigation Matters
     On July 6, 2010, HealthMarkets, Inc., MEGA and Mid-West were named as defendants in a putative class action (Jeffrey Cutter, Rina Discepolo, on behalf of themselves and others similarly situated v. HealthMarkets, Inc. et al.) pending in the Norfolk County Superior Court, Commonwealth of Massachusetts, Case No. 1:10-cv:11488-JLT. On August 13, 2010, this matter was removed to the United States District Court for the District of Massachusetts. The complaint alleges that the named plaintiffs (former district sales leaders contracted with the Company’s insurance subsidiaries) were employees (rather than independent contractors) under Massachusetts law and are therefore entitled, among other relief, to recover certain business costs under the Massachusetts Wage Act. On July 21, 2011, the Court certified the class and on September 26, 2011, the First Circuit Court of Appeals denied defendants’ motion to appeal the class certification.
     As previously disclosed, on October 20, 2010, HealthMarkets, Inc., MEGA, Mid-West and certain of the Company’s private equity investors were named as defendants in an action filed by the City Attorney for Los Angeles on behalf of the State of California (People of the State of California v. HealthMarkets et al.) in the Superior Court for the State of California, Los Angeles County Central District, Case No. BC447836. In March 2011, this matter was transferred to the Complex Case Division of the Los Angeles County Central District. Plaintiff alleges, among other things, that the insurance company defendants violated the California Unfair Competition Law by improperly marketing limited forms of health insurance for which coverage was allegedly misrepresented as being comprehensive in nature. Plaintiff further alleges that the insurance company defendants violated the California False Advertising Law by using various forms of false advertising in connection with the sale and distribution of their insurance coverage. Plaintiff seeks civil penalties under California Law in the amount of $2,500 for each violation, as well as equitable relief in the form of restitution for the value of all money or property that the defendants allegedly acquired by means of unfair competition, deceptive marketing and false advertising. In August 2011, the Court dismissed The Blackstone Group and Goldman Sachs defendants from this matter on the basis that the plaintiff had not plead facts with sufficient specificity to constitute a valid cause of action against these parties.
     The Company is mounting a vigorous defense of these actions. However, given the early stage of each matter, the Company is unable to determine at this time what, if any, impact they may have on the Company’s consolidated financial condition or results of operations.
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
Regulatory Matters
     As previously disclosed, in 2006, the Rhode Island Office of the Health Insurance Commissioner commenced a targeted market conduct examination regarding the small employer market practices of MEGA in the State of Rhode Island. In October 2011, MEGA resolved this matter on terms that include a financial penalty in the amount of $225,000; restitution of certain claims and refund of a portion of premiums and association dues in the aggregate amount of approximately $2.3 million; and an agreement by MEGA and Mid-West not to write any new health benefit plans in Rhode Island for a period of three years. (MEGA and Mid-West had previously discontinued, on a voluntarily basis, the marketing of their health benefit plans in Rhode Island in 2007). The resolution of this matter, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
     The Company’s insurance subsidiaries are subject to various other pending market conduct or regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of the Company’s principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005, which was resolved on May 29, 2008 through execution of a regulatory settlement agreement with the states of Washington and Alaska, as lead regulators, and three other “monitoring” states — Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The settlement agreement provides, among other things, for a re-examination by the Monitoring Regulators. If the re-examination is unfavorable, the Company’s principal insurance subsidiaries are subject to additional penalties of up to $10 million. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess performance with respect to the standards of the regulatory settlement agreement. Field work for the re-examination was completed in July 2011 and the Company received a draft report regarding the re-examination from the Monitoring Regulators in October 2011. The Company is currently reviewing the draft report and evaluating a response. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
     In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation is expected to significantly impact the Company’s business, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements. Due to the complexity of the Health Care Reform Legislation, the pending status of certain implementing regulations and interpretive guidance, and gradual implementation, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have made material changes to our business as a result of the Health Care Reform Legislation, including, to the extent required by this legislation, adjustments to our in-force block of business issued prior to March 24, 2010. These adjustments include, but are not limited to, removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states may require an earlier effective date. In addition to these changes, health benefit plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits as well as the elimination of annual limits on essential benefits covered by the policies (subject to the availability of a waiver for small employer group plans and certain individual plans, which the Company has received for Maine, Washington and North Carolina in 2011 and through 2013). The Company has made all state form and rate filings necessary to include these new requirements in the limited number of states in which our insurance subsidiaries continue to offer health benefit plans. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing and we expect to dedicate additional resources and to incur additional expenses (including but not limited to additional material claims expenses) as a result of Health Care Reform Legislation. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations. With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. The 80% minimum medical loss ratio for the individual market is subject to adjustment, on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. In response to requests by state insurance departments, HHS has granted an adjustment to the MLR standards in a number of states. For additional information, see the caption entitled “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of September 30, 2011, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $9.58.
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
     Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$141,867	$192,151	$448,538	$620,755
Insphere:	18,423	11,511	52,687	24,524
Corporate:	5,572	4,762	21,639	17,173
Intersegment Eliminations:	(4,933)	(3,027)	(13,184)	(7,116)

Total revenues excluding disposed operations	160,929	205,397	509,680	655,336
Disposed Operations:	391	746	1,208	1,934

Total revenue from continuing operations	$161,320	$206,143	$510,888	$657,270

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$30,343	$89,474	$75,923	$187,883
Insphere:	(12,400)	(23,341)	(39,614)	(69,862)
Corporate:	(8,300)	(33,088)	(20,949)	(65,326)

Total operating income excluding disposed operations	9,643	33,045	15,360	52,695
Disposed Operations	667	1,149	1,293	2,008

Total income from continuing operations before federal income taxes	$10,310	$34,194	$16,653	$54,703

     Assets by operating segment at September 30, 2011 and December 31, 2010 are set forth in the table below:

	September 30,	December 31,
	2011	2010
	(In thousands)
Assets:
Commercial Health Division:	$408,873	$490,088
Insphere:	65,206	77,139
Corporate:	834,801	769,105

Total assets excluding assets of Disposed Operations	1,308,880	1,336,332
Disposed Operations	375,342	383,319

Total assets	$1,684,222	$1,719,651

     Disposed Operations assets at September 30, 2011 and December 31, 2010 primarily represent a reinsurance recoverable for the ceding of the former Life Insurance Division business as a result of coinsurance agreements entered into in 2008.
14. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS
Stock Plan Awards
     In the third quarter of 2011, the Company granted 684,000 non-qualified stock option awards under the Second Amended and Restated HealthMarkets 2006 Management Option Plan (“Plan”). 70,000 of the options granted will vest in 20% increments over a five year period. 614,000 of the options granted will cliff vest on December 31, 2014 subject to applicable vesting criteria, including performance criteria established for one-half (or 307,000) of these options. Each of the stock option awards has an exercise price equal to the fair market value per share at the date of grant. Expense of $56,000 has been recognized in the three months ended September 30, 2011 in connection with these newly issued awards.

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
     The Company recognized $1.3 million and $3.9 million of expense for the three and nine months ended September 30, 2011, respectively, in connection with the ISOP. The liability for nonemployee participation in the ISOP increased $853,000 and decreased $1.0 million for the three and nine months ended September 30, 2011, respectively. Included in the change in liability for the nine months ended September 30, 2011 was a decrease of approximately $3.6 million as a result of vesting of awards which was partially offset by additional expense recognized during the period. Additional paid-in capital for employee awards under the ISOP increased $445,000 and decreased $1.0 million for the three and nine months ended September 30, 2011, respectively. Approximately, $2.4 million of the decrease in Additional paid-in capital is the result of vesting of awards which was partially offset by additional expense recognized during the quarter.
15. TRANSACTIONS WITH RELATED PARTIES
     As of September 30, 2011, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 53.0%, 21.8%, and 10.9%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
Transactions with the Private Equity Investors
Transaction and Monitoring Fee Agreements
     Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services pursuant to Transaction and Monitoring Fee Agreements, for which the Company pays The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, in the aggregate, annual monitoring fees of at least $12.5 million. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the

Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $12.5 million paid in January 2011, $7.7 million was paid to The Blackstone Group, $3.2 million was paid to Goldman Sachs Capital Partners and $1.6 million was paid to DLJ Merchant Banking Partners. The Company has expensed $9.4 million through September 30, 2011.
Investment in Certain Funds Affiliated with the Private Equity Investors
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. In 2011, the Company did not fund any capital calls. As of September 30, 2011, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. In 2011, the Company funded a capital call in the amount of $132,000 and received capital distributions of $1.8 million and received a distribution of earnings of $317,000. As of September 30, 2011, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $458,000.
16. ASSETS HELD FOR SALE
     In the second quarter of 2011, the Company classified as “Assets held for sale” on its consolidated condensed balance sheet the value of one of its buildings and the adjoining land located on the campus of its home office in North Richland Hills, Texas. The value of the building and the land was reduced to the fair value based upon an acceptable offer the Company received from an unaffiliated third party. The offer was below the Company’s net book value and therefore the Company wrote-down the net book value of the building to fair value. The amount expensed in the second quarter as a result of the write-down of the building was approximately $544,000. In addition the Company has expensed approximately $78,000 in the third quarter of 2011 primarily related to broker commissions. The Company expects the sale to occur before the end of the year, subject to satisfaction of usual and customary closing conditions for a transaction of this nature.
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
     During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company that specializes in meeting the life, health, long-term care and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of September 30, 2011, Insphere had approximately 3,000 independent agents, of which approximately 1,900 on average write health insurance applications each month, and offices in over 34 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries and maintains marketing agreements with a number of non-affiliated insurance carriers, including, but not limited to, Aetna, Humana and UnitedHealthcare’s Golden Rule Insurance Company.
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
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
REVENUE
Health premiums	$131,702	$176,736	$416,146	$571,423
Life premiums and other considerations	357	380	1,213	1,529

	132,059	177,116	417,359	572,952
Investment income	6,154	9,729	22,358	31,840
Other income	20,561	18,838	62,195	49,377
Other-than-temporary impairment losses	—	(765)	—	(765)
Realized gains, net	2,546	1,225	8,976	3,866

	161,320	206,143	510,888	657,270
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	83,349	57,605	279,036	279,353
Underwriting, acquisition, and insurance expenses	22,399	39,887	78,053	137,185
Other expenses	40,517	67,082	119,856	163,194
Interest expense	4,745	7,375	17,290	22,835

	151,010	171,949	494,235	602,567

Income from continuing operations before income taxes	10,310	34,194	16,653	54,703
Federal income taxes	3,861	11,951	6,423	21,288

Income from continuing operations	6,449	22,243	10,230	33,415
Income from discontinued operations, net	11	12	35	39

Net income	$6,460	$22,255	$10,265	$33,454

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
     Revenue from continuing operations, income from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$141,867	$192,151	$448,538	$620,755
Insphere:	18,423	11,511	52,687	24,524
Corporate:	5,572	4,762	21,639	17,173
Intersegment Eliminations:	(4,933)	(3,027)	(13,184)	(7,116)

Total revenues excluding disposed operations	160,929	205,397	509,680	655,336
Disposed Operations:	391	746	1,208	1,934

Total revenue from continuing operations	$161,320	$206,143	$510,888	$657,270

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$30,343	$89,474	$75,923	$187,883
Insphere:	(12,400)	(23,341)	(39,614)	(69,862)
Corporate:	(8,300)	(33,088)	(20,949)	(65,326)

Total operating income excluding disposed operations	9,643	33,045	15,360	52,695
Disposed Operations	667	1,149	1,293	2,008

Total income from continuing operations before federal income taxes	$10,310	$34,194	$16,653	$54,703

Commercial Health Division
     Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenue
Earned premium revenue	$132,068	$176,816	$417,366	$572,367
Investment income	3,422	5,916	10,564	17,089
Other income	6,377	9,419	20,608	31,299

Total revenue	141,867	192,151	448,538	620,755
Benefits and Expenses
Benefit expenses	83,801	58,554	279,525	281,528
Underwriting, acquisition and insurance expenses	26,083	40,828	87,404	139,460
Other expenses	1,640	3,295	5,686	11,884

Total expenses	111,524	102,677	372,615	432,872

Operating income	$30,343	$89,474	$75,923	$187,883

Other operating data:
Loss ratio	63.5%	33.1%	67.0%	49.2%
Expense ratio	19.7%	23.1%	20.9%	24.4%

Combined ratio	83.2%	56.2%	87.9%	73.6%
     Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.
     Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

  Three Months Ended September 30, 2011 versus 2010
     The Commercial Health Division reported earned premium revenue of $132.1 million during the three months ended September 30, 2011 compared to $176.8 million in the corresponding period of 2010, a decrease of $44.7 million or 25.3%, which is due to a continued decrease in policies in force. The decrease in policies in force reflects the Company’s emphasis on the distribution of health insurance products underwritten by non-affiliated carriers and the discontinuation in marketing health benefit plans underwritten by the Company’s insurance subsidiaries in all but a limited number of states. Beginning in 2011, the decrease in earned premium also reflects the recording of an accrual for an estimated medical loss ratio rebate payable under the Health Care Reform Legislation.
     The Commercial Health Division reported operating income of $30.3 million in 2011 compared to operating income of $89.5 million in 2010, a decrease of $59.2 million or 66.1%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2011 was 23.0% compared to the operating margin of 50.6% in 2010, which is generally attributable to an increase in the loss ratio, as a result of the new minimum loss ratio requirements. The Company updated its loss reserve analysis used at the end of the third quarter to reflect more recent patterns of paid claims in both 2011 and 2010. The impact on the operating margin as a result of the update of its loss reserve analysis was larger in 2010 than in 2011. Additionally, the results for the third quarter of 2010 reflects the Company’s refinement of a previously estimated claims liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during the three months ended September 30, 2010, the Company recognized a decrease in claim liabilities of $15.9 million.
     Underwriting, acquisition and insurance expenses decreased for the quarter by $14.7 million, or 36.0%, to $26.1 million in 2011 from $40.8 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, we continue to initiate certain cost reduction programs which are reflected as a decrease in the expense ratio.
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
  Nine Months Ended September 30, 2011 versus 2010
     The Commercial Health Division reported earned premium revenue of $417.4 million during the nine months ended September 30, 2011 compared to $572.4 million in the corresponding period of 2010, a decrease of $155.0 million or 27.1%, which is due to a decrease in policies in force. As discussed above, the decrease in policies in force reflects the Company’s emphasis on the distribution of health insurance products underwritten by non-affiliated carriers and the recording of an accrual for an estimated medical loss ratio rebate payable under the Health Care Reform Legislation.
     The Commercial Health Division reported operating income of $75.9 million in 2011 compared to operating income of $187.9 million in 2010, a decrease of $112.0 million or 59.6%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2011 was 18.2% compared to the operating margin of 32.8% in 2010, which is generally attributable to an increase in the loss ratio. The Company updated its loss reserve analysis used at the end of the third quarter to reflect more recent patterns of paid claims in both 2011 and 2010. The impact on the operating margin as a result of the update of its loss reserve analysis was larger in 2010 than in 2011. Additionally, the results for the nine months ended September 30, 2010 reflects the Company’s refinement of a previously estimated claims liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during the three months ended September 30, 2010, the Company recognized a decrease in claim liabilities of $19.6 million. The increase in the loss ratio in 2011 also reflects the new minimum loss ratio requirements and certain large claims incurred during the period as a result of the removal of lifetime maximums on policy benefits.
     Underwriting, acquisition and insurance expenses decreased by $52.1 million, or 37.3%, to $87.4 million in 2011 from $139.5 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, we continue to initiate certain cost reduction programs to reduce those costs that do not vary in proportion to premium.
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
     Set forth below is certain summary financial and operating data for Insphere for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenue
Commission revenue	$17,901	$10,014	$51,196	$21,647
Investment income	257	139	752	247
Other income	265	1,358	739	2,630

Total revenue	18,423	11,511	52,687	24,524
Expenses
Commission expenses	9,513	6,166	28,001	12,776
Agent incentives	6,885	6,167	19,519	18,990
Other expenses	14,425	22,519	44,781	62,620

Total expenses	30,823	34,852	92,301	94,386

Operating loss	$(12,400)	$(23,341)	$(39,614)	$(69,862)

  Three Months Ended September 30, 2011 versus 2010
     For the three months ended September 30, 2011, the Company earned commission revenue of approximately $17.9 million of which $3.8 million was generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries. The remaining amount of commission revenue of $14.1 million was generated from third-party carriers. Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the nine months ended September 30, 2011 is significantly greater than the comparable period in 2010. Partially offsetting Insphere’s growth in sales is the impact of certain elements of Health Care Reform. Beginning in 2011, in response to Health Care Reform, both the Company’s insurance subsidiaries and certain third-party carriers have decreased the level of commissions paid to Insphere.
     Commission expense of $9.5 million includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. The increase in commission expense over the prior year primarily trends with commission revenue. However, beginning in the third quarter of 2010, Insphere increased its commission rates paid to its agents to incorporate some of the costs previously included in Agent incentives.
     Agent incentives of $6.9 million primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. The decrease in Agent incentives as a percentage of Commission revenue from prior year reflects the adjustment to commission rates, in the third quarter of 2010, to incorporate some of these costs as discussed above. In addition, beginning in the last half of 2010, the agents started sharing some of the costs of purchasing customer leads which reduced a portion of the lead generation costs for the Company.
     For the three months ended September 30, 2011, Insphere reported other expenses of $14.4 million. Other expenses associated with Insphere are related to employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. Other expenses also reflect the significant amount of development to support multiple carriers and enhance the Insphere distribution channel by equipping our agents with efficient technology to cross-sell products. Other expenses have decreased from prior year as a result of both cost cutting initiatives and a reduction in costs associated with the development of Insphere.

  Nine Months Ended September 30, 2011 versus 2010
     For the nine months ended September 30, 2011, the Company earned commission revenue of approximately $51.2 million of which $9.9 million was generated from the sale of insurance products underwritten by the Company’s insurance subsidiaries. The remaining amount of commission revenue of $41.3 million was generated from third-party carriers with approximately 88% generated from five carriers. Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the nine months ended September 30, 2011 is significantly greater than the comparable period in 2010. Partially offsetting Insphere’s growth in sales is the impact of certain elements of Health Care Reform. Beginning in 2011, in response to Health Care Reform, both the Company’s insurance subsidiaries and certain third-party carriers have decreased the level of commissions paid to Insphere.
     The increase in commission expense from $12.8 million incurred during the nine months ended September 30, 2010 to $28.0 million incurred during the nine months ended September 30, 2011, primarily trends with commission revenue. However, beginning in the third quarter of 2010, Insphere increased its commission rates paid to its agents to incorporate some of the costs previously included in Agent incentives.
     Agent incentives of $19.5 million primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. The decrease in Agent incentives as a percentage of Commission revenue from the prior year reflects the adjustment to commission rates to incorporate some of these costs as discussed above. In addition, beginning in the last half of 2010, the agents started sharing some of the costs of purchasing customer leads which reduced some of the lead generation costs for the Company.
     For the nine months ended September 30, 2011, Insphere reported other expenses of $44.8 million. Other expenses associated with Insphere are related to employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. Other expenses also reflect the significant amount of development to build-out technology to support multiple carriers and enhance the Insphere distribution channel by equipping our agents with efficient technology to cross-sell products. Other expenses have decreased from prior year as a result of both cost cutting initiatives and a reduction in costs associated with the development of Insphere.
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
     Set forth below is a summary of the components of operating loss at Corporate for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Operating loss:
Investment income on equity	$1,600	$3,220	$8,312	$10,737
Net investment impairment losses recognized in earnings	—	(765)	—	(765)
Realized gains, net	2,546	1,225	8,976	3,866
Interest expense on corporate debt	(4,744)	(7,375)	(17,287)	(22,835)
Student loan operations	(53)	(64)	(112)	(185)
General corporate expenses and other	(7,649)	(29,329)	(20,838)	(56,144)

Operating loss	$(8,300)	$(33,088)	$(20,949)	$(65,326)

  Three Months Ended September 30, 2011 versus 2010
     Corporate reported an operating loss in 2011 of $8.3 million compared to $33.1 million in 2010 for an overall decrease in the operating loss of $24.8 million. The change in operating loss is primarily due to the following items:
•	The increase in realized gains during 2011 is the result of the sale of various fixed maturities during the period to increase liquidity to repay the Company’s term loan in April 2012.

•	Interest expense on corporate debt decreased for the three months ended September 30, 2011 compared to the same period in 2010 as a result of the maturing of the last of the Company’s interest rate swaps in April 2011. The Company’s interest rate swaps caused the Company to pay a fixed rate higher than the current variable rate incurred on its debt. Additionally, during the second quarter of 2011, some of the Company’s fixed rate debt became variable at a significantly lower interest rate. For additional information on the Company’s debt, see Note 8 of the Notes to Consolidated Condensed Financial Statements included herein.

•	General corporate expenses and other decreased significantly in the three months ended September 30, 2011 compared to the same period in 2010. The decrease is primarily the result of cost incurred in 2010 related to severance, acceleration of stock awards expense and other compensation associated with changes to the Company’s executive management team in the third quarter of 2010. Additionally, the Company continues to implement cost reduction activities including reductions in salary and related expenses as well as reductions in other corporate overhead costs.
  Nine Months Ended September 30, 2011 versus 2010
     Corporate reported an operating loss in 2011 of $20.9 million compared to $65.3 million in 2010 for an overall decrease in the operating loss of $44.4 million. The change in operating loss is primarily due to the following items:
•	As discussed above the increase in realized gains during 2011 is the result of the sale of various fixed maturities during the period to increase liquidity to repay the Company’s term loan in April 2012.

•	Interest expense on corporate debt decreased for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of the maturing of one of the Company’s interest rate swaps in April 2010 and the final interest rate swap in April 2011. The Company’s interest rate swaps caused the Company to pay a fixed rate higher than the current variable rate incurred on the debt. As discussed above in Note 8, the Company’s remaining interest rate swap expired on April 11, 2011.

•	General corporate expenses and other decreased by $35.3 million from the prior year. As discussed above, the Company recognized significant costs incurred in 2010 related to severance, acceleration of stock awards expense and other compensation associated with changes to the Company’s executive management team in the third quarter of 2010. Additionally, the Company continues to implement cost reduction activities including reductions in salary and related expenses as well as reductions in other corporate overhead costs.
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

     The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		September 30,	December 31,
	Maturity Date		September 30, 2011		2011	2010
					(In thousands)
2006 credit agreement:
Term loan	2012		1.246%		$362,500	$362,500
$75 million revolver		(a)	—		—	—
Grapevine Note	2021		6.712%		72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034		3.786%		15,470	15,470
HealthMarkets Capital Trust I	2036		3.397%		51,550	51,550
HealthMarkets Capital Trust II	2036		3.397%		51,550	51,550

Total					$553,420	$553,420
Student Loan Credit Facility		(b)	0.000	%(c)	61,750	68,650

Total					$615,170	$622,070

(a)	The $75 million revolver matured on April 5, 2011 and was not renewed.

(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 7 of Notes to Consolidated Condensed Financial Statements.

(c)	The interest rate on each series of notes resets monthly in a Dutch auction process. See Note 7 of Notes to Consolidated Condensed Financial Statements for additional information on the Student Loan Credit Facility.
     In April 2006, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. The indebtedness outstanding under the term loan credit facility of $362.5 million is due in full upon the maturity of the term loan on April 5, 2012. The Company believes it will have the necessary capital to repay the term loan in full at maturity. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional disclosure regarding the Company’s debt.
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
     Insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the Company’s insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $169.4 million. The Company’s insurance companies paid ordinary dividends of $118.0 million to HealthMarkets, LLC through September 30, 2011. In addition, on September 9, 2011, the Company’s insurance subsidiary, Mid-West National Life Insurance Company of Tennessee declared an extraordinary dividend in the amount of $61.1 million to be paid upon approval by the Texas Department of Insurance. This extraordinary dividend is currently pending approval from the Texas Department of Insurance. Additionally, the Company’s insurance subsidiary, The MEGA Life and Health Insurance Company (“MEGA”) declared an extraordinary dividend in the amount of $159.4 million on October 10, 2011, and paid its parent company, HealthMarkets, LLC on November 1, 2011. As it has done in the past, the Company will continue to assess the results of operations of the regulated insurance companies to determine the prudent dividend capability of the subsidiaries.
     HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $100 million Loan Agreement. As of September 30, 2011 and December 31, 2010, Insphere had an outstanding balance owed to HealthMarkets, LLC of $91.9 million and $79.9 million, respectively.
     At September 30, 2011, HealthMarkets, Inc. and HealthMarkets, LLC, in the aggregate, held cash and cash equivalents in the amount of $267.8 million.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2011. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended September 30, 2011, the Company issued an aggregate of 22,453 unregistered shares of its Class A-1 common stock. In particular, employee participants in the HealthMarkets, Inc. InVest Stock Ownership Plan purchased 22,453 shares of the Company’s Class A-1 common stock for aggregate consideration of $210,000 (or $9.37 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended September 30, 2011:

			Total Number of Shares
			Purchased as Part of	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	That May Yet Be Purchased
Period	Purchased(1)	per Share ($)	Programs	Under The Plan or Program

7/1/11 to 7/31/11	—	$ N/A	—	—
8/1/11 to 8/31/11	7,978	9.37	—	—
9/1/11 to 9/30/11	2,645	9.37	—	—

Totals	10,623	$9.37	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 84,383 shares purchased from former or current employees of the Company.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended September 30, 2011:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share ($)	Programs	The Plan or Program

7/1/11 to 7/31/11	23,211	$9.35	—	—
8/1/11 to 8/31/11	122,418	9.37	—	—
9/1/11 to 9/30/11	25,438	9.37	—	—

Totals	171,067	$9.37	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 171,067 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description
10.1	Employment Agreement, effective as of August 17, 2011, between HealthMarkets, Inc. and K. Alec Mahmood, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 17, 2011, File No. 001-14953, and incorporated by reference herein.

10.2	Seperation Agreement, dated as of September 1, 2011, between Healthmarkets, Inc. and B. Curtis Westen, filed as Exhibit 10.1 to the Current Report on Form 8-K/A dated September 1, 2011, File No. 001-14953, and incorporated by reference herein.

10.3	Independent Contractor Consulting Agreement, dated as of September 1, 2011, between Healthmarkets, Inc. and B. Curtis Westen, filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated September 1, 2011, File No. 001-14953, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc. and K. Alec Mahmood, Senior Vice President and Chief Financial Officer of HealthMarkets, Inc.

101	The following materials from HealthMarkets’ Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to the Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: November 10, 2011	/s/ Kenneth J. Fasola
Kenneth J. Fasola
Chief Executive Officer

Date: November 10, 2011	/s/ K. Alec Mahmood
K. Alec Mahmood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)