Form 10-K
period 2011-12-31
HealthMarkets, Inc.
filed 2012-03-08
CIK 773660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of February 29, 2012, there were 27,851,302 outstanding shares of Class A-1 common stock and 2,775,036 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the 2012 annual meeting of stockholders are incorporated by reference into Part III.

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

Introduction

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), The Chesapeake Life Insurance Company (“Chesapeake”) and HealthMarkets Insurance Company (“HMIC”), and conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)

Through our insurance subsidiaries, we underwrite and administer a broad range of health and supplemental insurance products for individuals, families, the self-employed and small businesses. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia, and all states except Maine, New Hampshire, New York and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont. HMIC is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New York and New Hampshire.

In 2009, the Company launched its Insphere insurance agency. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution to the small business and middle-income markets. Insphere distributes life, health, long-term care and retirement insurance to these groups through a portfolio of products from nationally recognized insurance carriers. As of December 31, 2011, Insphere had offices in 36 states with over 2,900 independent agents, of which approximately 1,800 agents on average write health insurance applications each month. Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies.

Prior to 2010, the Company maintained a dedicated agency sales force that distributed products underwritten exclusively by the Company’s own insurance subsidiaries. The development of Insphere as an independent career-agent distribution company, and the sale by Insphere agents of third party products, represents a significant shift in the Company’s corporate strategy. We are now generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental insurance products underwritten by the Company’s insurance subsidiaries and third-party health insurance products underwritten by non-affiliated insurance companies. In 2010, we discontinued the sale of the Company’s traditional “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states in which Insphere does not have access to third-party health insurance products. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment, in March 2010, of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans and evaluates on an ongoing basis the impact of Health Care Reform Legislation on this block of business.

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

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners (the “Private Equity Investors”). As of December 31, 2011, approximately 86.9% of our common equity securities were held by the Private Equity Investors, with the balance of our common equity securities held by current and former members of management and also by independent insurance agents through the HealthMarkets, Inc. InVest Stock Ownership Plan. As such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic filings with the United States Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our web site at www.healthmarketsinc.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Ratings

The Company’s principal insurance subsidiaries historically have been assigned financial strength ratings from A.M. Best Company (“A.M. Best”). A.M. Best also assigned an issuer credit rating to HealthMarkets, Inc. In the second quarter of 2011, A.M. Best affirmed the financial strength ratings of MEGA, Mid-West and Chesapeake, and the issuer credit rating of HealthMarkets, as set forth below:

Mega	Financial Strength Rating	“B++” (“Good”)
Mid-West	Financial Strength Rating	“B++” (“Good”)
Chesapeake	Financial Strength Rating	“B++” (“Good”)
HealthMarkets, Inc.	Issuer Credit Rating	“bb” (“Speculative”)

The A.M. Best ratings above carry a “Stable” outlook.

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

Commercial Health Division

Through our Commercial Health Division, we underwrite and administer a broad range of health and supplemental insurance products. These products are issued by our subsidiaries, MEGA, Mid-West and Chesapeake and, beginning in January 2010, are primarily distributed by the Insphere independent agent sales force. The Commercial Health Division generated revenues of $585.3 million, $798.7 million and $1.1 billion, representing 88%, 93% and 98% of our total revenue from continuing operations in 2011, 2010 and 2009, respectively. We currently have approximately 171,000 members insured or reinsured by the Company.

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

These products feature a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient, accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. Historically, our scheduled/basic plans were offered with an optional benefit, the Accumulated Covered Expense (“ACE”) rider, that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. The rider pays benefits at 100% after the stop loss amount is reached, up to the aggregate maximum amount of the contract for expenses covered by the rider.

In the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s “scheduled benefit” health insurance products and significantly reduce the number of states in which the Company would market its health benefit plans in the future. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing all of its health benefit plans, in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. These actions reflect a number of factors, including (1) the Company’s evaluation of National Health Care Reform Legislation which, among other things, requires a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011 and eliminates most annual caps on benefits - an important feature of our “scheduled benefit” products; (2) the Company’s decision to focus on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of third-party health insurance products underwritten by non-affiliated insurance companies and supplemental insurance products underwritten by the Company’s insurance subsidiaries (which are generally not subject to the requirements of the Health Care Reform Legislation); and (3) the fact that in the states where third party health insurance plans distributed by Insphere have been introduced, they have, to a great extent, replaced the sale of the Company’s own health benefit plan offerings.

The Company continues to maintain a significant in-force block of health benefit plans, and continues to underwrite and distribute its own health benefit plans in a limited number of states. The Company believes it has made all adjustments to this business to the extent required to date by the Health Care Reform Legislation. We expect that maintenance of the Company’s in-force block of health benefit plans, at current levels, will present significant challenges resulting from, among other things, competitive pressure due to the shift in our distribution focus toward third-party product sales, and changes resulting from Health Care Reform Legislation. For non-grandfathered plans, these changes include, but are not limited to, the obligation to add mandated “essential benefits”, which is expected to significantly increase costs; limitations on the ability to vary premium based on assessment of underlying risk (including elimination of pre-existing condition exclusions and health status rating adjustments); and the creation of health insurance exchanges with standardized plans and potential guarantee issue of coverage for the individual and small group markets, which plans may be an attractive option for our existing customers and cause them to cancel their coverage with us. The Company evaluates, on an ongoing basis, the impact of the Health Care Reform Legislation on its in-force block of health benefit plans.

We expect the size of our in-force block of health benefit plans to continue decreasing over time and, as a result, we anticipate continuing declines in premium revenue and underwriting profits associated with our in-force block. We do not expect these earnings to be replaced fully by premium revenue and underwriting profits associated with our supplemental insurance product offerings, or by commission revenue generated from Insphere distribution, which will make it difficult to support administrative expenses at current levels. To better align expenses in light of dropping enrollment levels, the Company has been pursuing initiatives to significantly reduce administrative expenses, including but not limited to reductions in its workforce, consolidation of certain administrative functions and the reorganization of Insphere’s field structure to make it more efficient, and we expect initiatives of this nature to continue in the future.

Supplemental Products

We have also developed and offer supplemental product lines designed to further protect against risks to which our customer is typically exposed. These products are sold to purchasers of the Company’s health benefit plans, as well as to purchasers of third party products underwritten by non-affiliated insurance carriers that are distributed by Insphere. They are also sold on a stand-alone basis. These products are primarily underwritten by Chesapeake. In late 2010, Chesapeake introduced an extensive supplemental product portfolio currently available in 46 states. Chesapeake’s supplemental products are marketed primarily under the SureBridge Insurance brand and distributed by Insphere agents as well as other independent, third party producers. Our supplemental product offerings include the following:

•

Dental and vision products: We offer multiple dental and vision products leveraging provider networks to provide varying combinations of coverage or discounts for periodic exams, corrective treatment and, in the case of vision, low co-payments on various lens types and discounts on vision products and services.

•

Disability: Our disability products provide income protection against short term disability (up to 24 months) resulting from an accident or illness, with benefits ranging from $1,000 to $2,500 per month.

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

•

Accident products: Our portfolio includes three products, all of which provide payment directly to the insured. The product structures vary, ranging from products offering smaller benefit payments for a variety of conditions sustained or services received, to those targeting catastrophic accidents (resulting in conditions such as paraplegia or blindness) with lump sum benefits up to $60,000.

•	Hospital indemnity products: Our hospital indemnity products provide a daily benefit (ranging from $250 to $1,000 per day) for medically necessary inpatient confinements.

•

Bundled/Multi-Benefit Products: We have also developed supplemental insurance “packages” that combine benefits from several supplemental products, including packages providing an array of benefits, across a number of services and conditions, to meet the most common range of consumer needs.

We believe that Chesapeake offers one of the largest portfolios of individual supplemental products in the market. In the future, we expect to place an increasing emphasis on our supplemental product offerings, which are generally not subject to national health care reform legislation.

Association Products

Historically, a substantial portion of the products offered by our insurance subsidiaries were issued to members of independent membership associations that act as the master policyholder for such products, including the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. Currently, in the limited number of states where the Company’s insurance subsidiaries continue to offer their health benefit plans, these plans are offered to the individual market directly and not through associations. Association memberships continue to be offered, on both a stand-alone basis and sold together with health benefit plans, through Insphere (See “Insphere Insurance Solutions, Inc.” discussion below).

Marketing and Sales

In 2009, the Company launched Insphere in connection with the reorganization of its sales force into an independent career-agent distribution company. Beginning in 2010, primarily all of the health insurance products issued by our insurance subsidiaries are sold through independent agents contracted with Insphere who are compensated based upon level of sales production. Each of the Company’s insurance subsidiaries maintains a distribution agreement with Insphere for the sale of its insurance products. Insphere also distributes products underwritten by non-affiliated insurance companies through its contracted agents.

We believe that providing agents with “qualified leads” enables them to achieve a higher close rate than with unqualified prospects. In connection with the launch of Insphere and reorganization of the Company’s sales force, on December 31, 2009, the Company dissolved its former HealthMarkets Lead Marketing Group Inc. (“LMG”) subsidiary. LMG previously served as the Company’s direct marketing group and generated membership and insurance prospect leads for use by the Company’s contracted agents. Insphere now obtains leads for its contracted agents from third party sources.

Policy Design and Claims Management

The “scheduled benefit” health insurance products underwritten by the Company’s insurance subsidiaries and offered through the second quarter of 2010 are principally designed to limit coverage to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins.

We have also developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price the insurance products underwritten by the Company’s insurance subsidiaries.

We maintain an administrative center with underwriting, claims management and administrative capabilities. Beginning in 2009, the Company began to outsource many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to third parties, including parties who may perform these functions offshore. The Company retains ultimate responsibility for ensuring that these functions are performed in a timely and appropriate manner. With respect to the administrative capabilities that the Company has retained, we continue to evaluate opportunities to subcontract additional services of this nature on an ongoing basis. If the Company determines that these functions can be performed effectively and more efficiently by third parties, it may choose to subcontract these functions.

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

Insphere Insurance Solutions, Inc.

In 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution to the small business and middle-income markets. Insphere distributes life, health, long-term care and retirement insurance to these groups through a portfolio of products from nationally recognized insurance carriers. Insphere operates through independent insurance agents and is managed by licensed insurance agents employed by Insphere. Many of Insphere’s independent agents were previously associated with the Company’s UGA-Association Field Services (formerly the principal marketing division of MEGA) and Cornerstone America (formerly the principal marketing division of Mid-West). Effective January 1, 2010, the field leadership hierarchy of the Insphere sales force was reorganized into separate geographical regions, each led by a Regional Vice President, with several Agency Managers under each Regional Vice President. Regional Vice Presidents and Agency Managers are full-time, salaried employees of Insphere, responsible for agent recruiting, training, and oversight activities. Sales Leaders and writing agents, who operate under Agency Managers, remain independent contractors, responsible for sales production. The Insphere agency structure was further streamlined in 2011. As of December 31, 2011, Insphere had offices in 36 states with over 2,900 independent agents, of which approximately 1,800 agents on average write health insurance applications each month. We believe that Insphere is one of the largest independent, career agent insurance distribution groups in the country and we are actively seeking to expand the size of the agency in 2012. The Company evaluates on an ongoing basis opportunities to enhance Insphere’s growth potential.

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

Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company (“Golden Rule”), Humana and Aetna, for which Insphere distributes individual health insurance products. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. In 2011, Insphere’s sale of health benefit plans underwritten by these third-party carriers, in the aggregate, significantly exceeded the sale of the Company’s own health benefit plans. In the fourth quarter of 2010, Insphere began distributing Medicare products, initially with Humana for the sale of Medicare Advantage, Medicare Advantage with Prescription Drug Coverage, Prescription Drug and Medicare Supplement plans. In the second quarter of 2011, Insphere entered into a marketing agreement with United Healthcare to distribute Medicare Advantage, stand-alone Prescription Drug and Medicare Supplement plans. Insphere also distributes supplemental insurance, life and annuity, long-term care and retirement insurance products for a variety of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. These products are sold both on a stand-alone basis and to purchasers of health benefit plans underwritten by non-affiliated insurance companies or the Company’s insurance subsidiaries. Insphere continues to evaluate new distribution opportunities on an ongoing basis and intends to continue expanding its portfolio and the size of its field force by developing additional marketing arrangements. Insphere’s marketing agreements are generally non-exclusive and terminable on short notice by either party for any reason.

Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are placed or written through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume and other thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance, policy duration and the particular insurance company underwriting the policy. As a result of certain changes arising from Health Care Reform Legislation, including the 80% minimum medical loss ratio requirement, many of the carriers with which Insphere does business, including the Company’s insurance subsidiaries, have reduced commission and override percentages. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. The impact of these adjustments has been significant. (See “Regulatory and Legislative Matters” discussion below).

In 2010, Insphere entered into agreements with independent membership associations — Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”) — pursuant to which Insphere’s agents act as field service representatives for the associations. These agreements provide Insphere with the exclusive right to distribute association products for AAS and AFS. In this capacity, Insphere’s agents enroll new association members and provide membership retention services. Insphere receives compensation from the associations, including fees associated with enrollment, member retention services, and membership marketing. Members of the associations pay a monthly fee for membership, in exchange for which they receive savings on a variety of benefits and services, including business benefits (e.g. tax, printing, and legal services), consumer benefits (e.g. rental car, travelers auto insurance, apparel, hotel and amusement park discounts) and health benefits. Insphere evaluates on an ongoing basis association product opportunities.

Disposed Operations

We exited the Medicare Advantage market as an underwriter and sold ZON-Re USA, LLC (“ZON-Re”) because they were not part of the fundamental long term focus of the Company. We are now generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force.

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

Ceded Reinsurance

The Company’s insurance subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. Reinsurance agreements are intended to limit an insurer’s maximum loss. Historically, we used reinsurance for our health insurance business for limited purposes only. However, the implementation of Health Care Reform Legislation resulted in a number of changes to the Company’s in force block of business, including elimination of a number of policy benefit limits. In an effort to mitigate the risk of loss associated with large medical claims, effective April 1, 2011, the Company’s principal insurance subsidiaries entered into an excess of loss reinsurance agreement with Zurich American Insurance Company. Under the reinsurance agreement, the Company retains liability in the amount of $1 million per member, per year and the reinsurer is responsible for amounts in excess of $1 million per member, per year. The reinsurance agreement is limited to membership in effect on or after the contract date and covers incurred claims through the end of 2012. With respect to life insurance policies, the maximum retention by MEGA, Mid-West and Chesapeake on one individual is generally $200,000. In connection with the sale of our former Life Insurance Division business, substantially all of the insurance policies associated with the Life Insurance Division were reinsured by Wilton Reassurance Company or its affiliates on a 100% coinsurance basis, effective July 1, 2008. The Company’s insurance subsidiaries evaluate on an ongoing basis opportunities arising from reinsurance arrangements.

Competition

We compete with other companies in each of our lines of business. With respect to the business of our Commercial Health Division, the market is characterized by many competitors, and our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/Blue Shield plans in the states in which we write business. Competition is based on a number of factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. Some of our competitors may offer a broader array of products than our insurance subsidiaries, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing, have lower cost structures or, with respect to insurers, have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have entered the market for individual health and supplemental insurance products.

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

Regulatory and Legislative Matters

National Health Care Reform Legislation

In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation has, and is expected to continue to, significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to health insurance carriers doing business with Insphere. While not all-inclusive, the following material provisions of the Health Care Reform Legislation are subject to ongoing evaluation by the Company:

•	establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum;

•	expansion of dependent coverage to include adult children up to age 26;

•	elimination of most annual and all lifetime caps on benefits;

•	elimination of pre-existing condition exclusions for certain dependents;

•	requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk;

•	payment of first dollar preventive care benefits for non-grandfathered business;

•	establishment of specific benefit design requirements, rating and pricing limits and guaranteed issue requirements;

•	obligation to add coverage for mandated “essential benefits” for non-grandfathered plans (currently expected to be effective in 2014);

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

Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations for certain key aspects of the legislation. Due to the complexity of the Health Care Reform Legislation, gradual implementation and pending status of certain guidance and regulations, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.

In addition, the Health Care Reform Legislation has been the subject of litigation in a number of federal district courts challenging the constitutionality of all or certain aspects of the legislation including, among other things, the “individual mandate” element of the legislation which requires individuals to purchase health insurance coverage or become subject to penalties. The United States Supreme Court is expected to review certain aspects of the Health Care Reform Legislation, including the constitutionality of the “individual mandate” in the first half of 2012. We cannot predict the outcome of these proceedings or certain legislative efforts in Congress that may attempt to withhold funding necessary to implement the Health Care Reform Legislation, amend the legislation or repeal it.

Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, including but not limited to those mentioned above, certain elements of this legislation could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines (including, potentially, non-renewal of our existing health benefit plan business in one or more states subject to applicable state and federal requirements), lead to lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.

With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. As a result of these requirements, our insurance subsidiaries have reduced the level of commissions paid to the agents who distribute their health benefit plans which may, in part, mitigate the impact of the minimum loss ratio requirements. The 80% minimum medical loss ratio for the individual market is subject to adjustment by the Department of Health and Human Services (“HHS”), on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. For example, in response to a request by the Maine Bureau of Insurance (“MBI”), on March 8, 2011, HHS granted an adjustment to the MLR standard applicable to the individual health insurance market in Maine. As a result, the 80% MLR standard will be adjusted to 65% for the reporting years 2011, 2012 and 2013 (with the adjustment for 2013 subject to MBI providing updated data in 2012 that indicate a continued need for such an adjustment). In granting the adjustment, HHS agreed with the reasoning that led to MBI’s conclusion that application of the 80% MLR standard in Maine has a reasonable likelihood of destabilizing the Maine individual health insurance market. A number of other states have requested similar waivers. HHS has approved some of these requested waivers and denied others. HHS has issued final rules addressing certain material aspects of the MLR requirements, including those which help define which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation and which taxes, fees and assessments may be excluded from premium calculations. The Company’s review of these rules is ongoing, but a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to issue rebates to customers, discontinue the underwriting and marketing of individual health insurance and/or non-renew coverage of our existing individual health customers in one or more states subject to applicable state and federal requirements.

In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. In order to comply with the 80% minimum medical loss ratio requirement, many of these carriers, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. As a result of these reductions, Insphere has lowered the level of commissions paid to its agents for the sale of products underwritten by these carriers and the impact of these reductions has been significant.

To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans - the effective date of the new plan year), although certain states required an earlier effective date. In addition to the changes discussed above, plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company made all state form and rate filings necessary to include these new requirements and, effective in September 2011, made required rate and form changes for new policies marketed after that date. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing.

Health Insurance Product Sales

As a result of the enactment of Health Care Reform Legislation, as well as the growing emphasis on the distribution of third party products through Insphere, in the second quarter of 2010, the Company determined that it would discontinue the sale of the Company’s traditional “scheduled benefit” health insurance products. After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, the Company discontinued marketing all of its health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party health benefit plans. (See “Commercial Health Division – Health Insurance Products” discussion above).

State Insurance Regulation

HealthMarkets Insurance Subsidiaries

Our insurance subsidiaries and the products they offer are subject to extensive regulation in their respective state of domicile and the other states in which they do business. Insurance statutes typically delegate broad regulatory, supervisory and administrative powers to each state’s commissioner of insurance. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms and mandating benefits with respect to certain medical conditions or procedures; claims payment practices, including prompt payment of claims and independent external review of certain coverage decisions; licensing of insurance agents and the regulation of agent conduct; the amount and type of investments that the insurance subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital requirements; and mandatory participation in, and assessments for, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors. The level and scope of these state regulatory activities may be impacted by Health Care Reform Legislation. For example, we expect that state policies with respect to premium rate increases will become more restrictive as a result of the Health Care Reform Legislation.

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

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2011, the risk-based capital ratio of each of our insurance subsidiaries exceeded the ratio for which regulatory corrective action would be required. The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

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

State Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The Oklahoma Insurance Department (the domiciliary regulator of MEGA, Chesapeake and HealthMarkets Insurance Company (“HMIC”)) and the Texas Department of Insurance (the domiciliary regulator of Mid-West) conduct regularly scheduled financial exams of the insurance subsidiaries. On July 27, 2010, the Oklahoma Department of Insurance commenced a triennial financial examination of MEGA, Chesapeake and HMIC for the exam period ended December 31, 2009 which concluded in June 2011 with no material findings. In the first quarter of 2012, the Texas Department of Insurance commenced a regularly scheduled financial examination of Mid-West and Fidelity First Insurance Company for the five year period ended December 31, 2011.

State insurance departments periodically conduct, and will continue to conduct, market conduct examinations of HealthMarkets’ insurance subsidiaries. As reported in Note 16 of the Notes to Consolidated Financial Statements, such examinations have included the multi-state market conduct examination of MEGA, Mid-West and Chesapeake and the market conduct examination of MEGA, Mid-West and Chesapeake by the Massachusetts Division of Insurance, which was settled on August 26, 2009. In addition to the examinations reported in Note 16, the Company’s insurance subsidiaries are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. In addition, Insphere could be subject to a market conduct examination as a result of its sales activities with respect to a non-affiliated insurance company. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products or impair the Company’s ability to sell insurance policies or retain customers, thereby adversely affecting its business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that the Company has engaged in improper conduct could also adversely affect its defense of various lawsuits.

Federal Regulation

In addition to Health Care Reform Legislation, federal legislation and administrative policies in several areas - including the Medicare program, HIPAA, ERISA, pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation - affect the insurance business. While the Company has taken what it believes are reasonable steps to ensure that it is in full compliance with these requirements, failure to comply could result in regulatory fines and civil lawsuits.

HIPAA and Other Privacy Regulations

The use, disclosure and secure handling of individually identifiable health information by our business is subject to federal regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, our privacy and security practices are subject to various state laws and regulations. HIPAA includes requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. In January 2009, the Department of Health and Human Services proposed new rules that would modify the current ICD-9 medical data code set standards and adopt new standards known as ICD-10 code sets, and would make related changes to the current HIPAA electronic transaction standards. The compliance date of the new ICD-10 code sets is October 1, 2013. In February 2012, the Company implemented the updated electronic transaction standards which were required to be in compliance by March 1, 2012. We expect that the new standards required by these rules will require implementation of new software and changes to our systems and processes, the cost of which may be significant. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of the HIPAA regulations and expect to continue to incur costs to maintain compliance. HIPAA and other federal and state privacy regulations continue to evolve as a result of new legislation, regulations and judicial and administrative interpretations. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these requirements are ongoing. In addition to obligations on the part of the Company’s insurance subsidiaries, Insphere serves as a business associate of the Company’s insurance subsidiaries as well as non-affiliated insurance companies with which it does business. Insphere’s relationship with these non-affiliated insurance companies has added complexity to the Company’s privacy compliance obligations. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

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

CAN SPAM Act and Do Not Call Regulations

From time to time, the Company utilizes, either directly or through third party vendors, e-mail and telephone calls to identify prospective sales leads for use by our agents. The federal CAN SPAM Act, administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. The Company is also required to comply with federal “Do Not Call” regulations, enforced by the Federal Communications Commission, and other federal and state regulations regarding telemarketing, which require, among other things, that insurers and insurance agencies develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products. The Do Not Call regulations also contain prohibitions on unsolicited facsimiles. Insphere’s agents are trained to comply with these requirements when marketing insurance products and association memberships. Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits.

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

In addition, the NAIC has adopted final revisions to the Annual Financial Reporting Model Regulation which address corporate governance and internal control over financial reporting issues, similar to the Sarbanes-Oxley Act of 2002, which certain of our insurance subsidiaries must comply with.

We expect the trend of increased legislative activity to continue and cannot predict with certainty the effect that such proposals, if adopted, could have on our health insurance business and operations. Changes in health care policy could significantly affect our business. Certain of the proposals, if adopted, could have a material adverse effect on our financial condition and results of operations.

Employees

We have approximately 700 employees at December 31, 2011. As discussed above in “Commercial Health Division – Health Insurance Products,” the Company has been pursuing initiatives to significantly reduce administrative expenses and initiatives of this nature may continue in the future. Since 2008, the Company has experienced a series of reductions to its workforce designed to better align this workforce to current business levels, properly manage the Company’s expenses and support the Company’s business strategy going forward. We believe that the Company’s relations with its remaining employees are generally good.

Executive Officers of the Company

The Chairman of the Company and all other executive officers listed below are elected by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years
Kenneth J. Fasola	Director, President and Chief Executive Officer	52	Mr. Fasola joined the Company in September 2010 as Director, President and Chief Operating Officer. He has served as Chief Executive Officer since April 2011. He also serves as a Director, President and CEO of the Company’s insurance subsidiaries and of the Company’s Insphere insurance agency subsidiary. From October 2009 to September 2010, Mr. Fasola held several executive and senior level management positions at Humana. Mr. Fasola served as Chief Executive Officer of Secure Horizons, the nation’s largest Medicare Advantage insurer, from February 2007 to September 2008; as CEO of UnitedHealth Group’s Central Region from August 2004 to February 2007, and as President of United Healthcare Lines of Business from January 2003 to August 2004. Mr. Fasola began his insurance career in sales with Blue Cross of Central Ohio before moving to Community Mutual Blue Cross and Blue Shield in Ohio where he served in sales management positions. Mr. Fasola serves on the advisory board of Pennsylvania State University, Schreyer Honors College and previously served on the board of Connextions, Inc., a technology-based business process outsourcing firm.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years
K. Alec Mahmood	Senior Vice President and Chief Financial Officer	41	Mr. Mahmood joined the Company in June 2007 as Senior Vice President of Budget, Planning and Analysis. He serves as Senior Vice President of the Company and was appointed to Chief Financial Officer on October 1, 2010. He currently serves as a Director, Senior Vice President and Chief Financial Officer of the Company’s insurance subsidiaries. He also serves as Senior Vice President, Chief Financial Officer and Treasurer of the Company’s Insphere insurance agency subsidiary. From July 2005 to April 2007, Mr. Mahmood held several senior level management positions at Coventry HealthCare, Inc., including Chief Operating Officer and Chief Financial Officer, Medicaid Division (Healthcare USA) and General Manager, Medicare Special Needs Plans Division. Mr. Mahmood served as Vice President of Financial Operations of Ardent Health Services, from 2003 to 2005. Prior to Ardent, Mr. Mahmood was at Health Net Inc. from 1999 - 2003 and served as Chief Financial Officer of Health Net’s Arizona Division and of its behavioral health subsidiary, MHN.

Derrick A. Duke	Senior Vice President, Treasurer and Chief Insurance Operating Officer	45	Mr. Duke joined the Company in May 2004 as Vice President and Chief Investment Officer. He currently serves as Senior Vice President, Treasurer and Chief Insurance Operating Officer of the Company. Mr. Duke also serves as a Director, Senior Vice President, Treasurer and Chief Investment Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Duke served as Senior Vice President and Chief Investment Officer for a privately held insurance company from June 1989 to May 2004.

Mark H. Smith	Senior Vice President, Chief Operating Officer – Insphere Insurance Solutions, Inc.	47	Mr. Smith joined the Company’s Insphere insurance agency subsidiary in October 2011 as Senior Vice President and Chief Operating Officer. From February 2010 until joining Insphere, he served as National Practice Leader for UnitedHealthcare’s Small Group Division and as Regional Vice President from July 2007 to February 2010. From July 2001 to July 2007, Mr. Smith was part of the management team that launched Destiny Health, the U.S. based company that is a wholly owned subsidiary of Discovery Health. Prior thereto, he served as National Vice President of Distribution for Discovery Health, a South African insurance company.

Item 1A.  Risk Factors

The following factors could impact our business and financial prospects:

Certain elements of national health care reform legislation could potentially have a material adverse effect on our financial condition and results of operations

In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation has, and is expected to continue to, significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to health insurance carriers doing business with Insphere. While not all-inclusive, the following material provisions of the Health Care Reform Legislation are subject to ongoing evaluation by the Company:

•	establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum;

•	expansion of dependent coverage to include adult children up to age 26;

•	elimination of most annual and all lifetime caps on benefits;

•	elimination of pre-existing condition exclusions for certain dependents;

•	requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk;

•	payment of first dollar preventive care benefits for non-grandfathered business;

•	establishment of specific benefit design requirements, rating and pricing limits and guaranteed issue requirements;

•	obligation to add coverage for mandated “essential benefits” for non-grandfathered plans (currently expected to be effective in 2014);

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

Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations for certain key aspects of the legislation. Due to the complexity of the Health Care Reform Legislation, gradual implementation and pending status of certain guidance and regulations, the full impact of Health Care Reform Legislation on our business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.

In addition, the Health Care Reform Legislation has been the subject of litigation in a number of federal district courts challenging the constitutionality of all or certain aspects of the legislation including, among other things, the “individual mandate” element of the legislation which requires individuals to purchase health insurance coverage or be subject to penalties. The United States Supreme Court is expected to review certain aspects of the Health Care Reform Legislation, including the constitutionality of the “individual mandate” in the first half of 2012. We cannot predict the outcome of these proceedings or certain legislative efforts in Congress that may attempt to withhold funding necessary to implement the Health Care Reform Legislation, amend the legislation or repeal it.

Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, including but not limited to those mentioned above, certain elements of this legislation could have a material adverse effect on our financial condition and results of operations. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines (including, potentially, non-renewal of our existing health benefit plan business in one or more states subject to applicable state and federal requirements), lead to the lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.

With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. Historically, the Company has experienced significantly lower medical loss ratios, has not been able to price premiums for its individual health insurance policies at this level and may not be able to operate profitably at an 80% minimum medical loss ratio. As a result of these requirements, our insurance subsidiaries have reduced the level of commissions paid to the agents who distribute their health benefit plans which may, in part, mitigate the impact of the minimum loss ratio requirements. The 80% minimum medical loss ratio for the individual market is subject to adjustment by the Department of Health and Human Services (“HHS”), on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. HHS has issued final rules addressing certain material aspects of the MLR requirement, including those which help define which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation and the taxes, fees and assessment which may be excluded from premium calculations. The Company’s review of these rules is ongoing, but a minimum medical loss ratio at or near the 80% level could, at an appropriate time in the future, compel us to issue rebates to customers, discontinue the underwriting and marketing of individual health insurance and/or non-renew coverage of our existing individual health customers in one or more states subject to applicable state and federal requirements.

In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. In order to comply with the 80% minimum medical loss ratio requirement, many of these carriers, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its health carriers that compensation levels in 2011 would be significantly lower than 2010 levels. As a result of these reductions, Insphere has lowered the level of sales commissions paid to its sales force for the sale of products underwritten by these carriers and the impact of these reductions has been significant.

The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing.

National health care reform legislation could increase our cost structure and impede our ability to obtain premium rate increases necessary to offset these costs.

Several aspects of the Health Care Reform Legislation are expected to increase our costs, including but not limited to the elimination of most annual and all lifetime caps on the dollar value of benefits, the elimination of pre-existing condition exclusions and the obligation to add coverage for mandated “essential benefits” for non-grandfathered plans. Premium increases will be necessary to mitigate the impact these and other provisions of the Health Care Reform Legislation will have on our cost structure. Premium increases are generally subject to the approval of state insurance departments. In addition, HHS rules establish a federal premium rate review process for annual premium rate increases (generally, of 10% or more), which could make it more difficult to obtain approval of premium rate increases. The inability of our insurance companies to increase premiums rates to offset increases in their cost structure could have a material adverse effect on our financial condition and results of operations.

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

In March 2005, we received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of our principal insurance subsidiaries, MEGA, Mid-West and Chesapeake (the “Insurance Companies”). On May 29, 2008, the Insurance Companies entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other states (collectively, the “Monitoring Regulators”). Thereafter, all states and the District of Columbia, Puerto Rico and Guam signed the RSA (other than Massachusetts and Delaware), which became effective on August 15, 2008. In connection with the RSA, the Insurance Companies paid a penalty of

$20 million. The RSA includes standards for performance measurement for 13 different required actions which were required to be implemented on or before December 31, 2009. The Insurance Companies filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. In 2010, the Insurance Companies furnished information responsive to requests by the Monitoring Regulators and responded to comments by the Monitoring Regulators. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess the Insurance Companies’ performance with respect to RSA standards. Field work for the re-examination was completed in July 2011, the Company received a draft report regarding the re-examination from the Monitoring Regulators in October 2011 and the Company responded to the draft report in November 2011 and requested a hearing which is currently scheduled to occur in April 2012. If the re-examination is unfavorable, the Insurance Companies are subject to additional penalties of up to $10 million. See Note 16 of Notes to Consolidated Financial Statements.

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

We may lose business to competitors

We compete, and will continue to compete, for customers with many other companies, including insurance companies, insurance agencies and other financial services companies. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing and have lower cost structures. Some may also have greater financial resources with which to compete. With respect to our Commercial Health division, other insurers may have higher financial strength or claims paying ratings, or may be able to obtain more favorable financial arrangements from healthcare providers that are not available to us, which may make their health benefit plan offerings more attractive than our own. Other companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, we currently believe that Chesapeake offers one of the largest portfolios of individual supplemental products in the market. However, as a result of the Health Care Reform Legislation, we expect the supplemental insurance business to become a greater area of focus for other insurance carriers. Competitors in the supplemental market may include insurance carriers who have substantially greater revenues, capital resources or product and geographic market coverage. Entry into the supplemental market, or expansion of existing supplemental business, by such competitors could adversely affect our ability to successfully market supplemental products on a competitive basis and decrease revenues arising from the sale of supplemental products.

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

Insphere’s business model requires near term growth in the number of productive selling agents within its sales force and the retention of these agents. Any inability by Insphere to recruit, retain and expand the number of productive insurance agents within its sales force could adversely affect Insphere’s business prospects and could have a material adverse effect on our financial condition and results of operations.

Changes in our relationship with membership associations, or changes in association product benefits, could have a material adverse effect on our financial condition and results of operations.

Historically, a substantial portion of the products offered by our insurance subsidiaries were issued to members of independent membership associations that act as the master policyholder for such products. The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. In the limited number of states where the Company’s insurance subsidiaries currently continue to offer its health benefit plans, these plans are now offered to the individual market directly and not through the associations. In addition, Insphere maintains agreements with independent membership associations - AAS and AFS - pursuant to which Insphere’s agents act as field service representatives for the associations. These agreements provide Insphere with the exclusive right to distribute association products for AAS and AFS. In this capacity, Insphere’s agents enroll new association members and provide membership retention services. Insphere receives compensation from the associations, including fees associated with enrollment, member retention services, marketing and administrative services.

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

Our investment portfolio is comprised of short term investments and investments classified as securities available for sale. The fair value of our investment portfolio was $1.1 billion and represented approximately 62.9% of our total consolidated assets at December 31, 2011. Available for sale securities are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other than temporary. For our available for sale investments, if a decline in value is deemed to be other than temporary, the security is deemed to be other than temporarily impaired (“OTTI”) and it is written down to fair value. OTTI losses attributed to credit loss are recorded in earnings while OTTI losses attributed to other factors are recorded in “Accumulated other comprehensive income (loss)” and have no effect on earnings. In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other than temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis (or more frequently if certain indicators arise), using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time;

downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made.

The economic environment and potential volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the years ended December 31, 2011 and 2010, we recorded $0 and $765,000, respectively, in charges for other than temporary impairment of securities. Given the potential for volatile market conditions and the significant judgments involved, there is continuing risk that material declines in fair value may occur and material other than temporary impairments may result in realized losses in future periods which could have a material adverse effect on our financial condition and results of operations.

Adverse securities and credit market conditions could have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets from time to time have experienced extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to make payments for benefits, claims and commissions and pay operating expenses. Our primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, third-party commission revenue, and fees and other income. In the event we need access to additional capital to pay our operating expenses, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on favorable terms.

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

Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy. The resulting reduction in statutory surplus, or surplus strain, limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. New business opportunities may also require increased levels of statutory capital and surplus. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium revenue from new business writing, which could have a material adverse effect on our financial condition and results of operations or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk-based capital ratios in any state, we could be prohibited from writing new policies in such state.

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

Insphere Insurance Solutions is a relatively new business and its long-term success is uncertain.

The Company formed Insphere Insurance Solutions, Inc. in the second quarter of 2009 to serve as an insurance agency specializing in sales to small and middle-income markets. Insphere distributes life, health, long-term care and retirement insurance to these markets. The success of this new line of business depends on a number of factors, including, but not limited to, the ability of Insphere to maintain applicable licenses, recruit and retain productive agents, maintain and expand satisfactory relationships with insurance carriers and the implementation and maintenance of various information technology and administrative systems, platforms and processes necessary to successfully run the business. Like any business in a relatively early stage of development, the progress and success of Insphere entails substantial uncertainty. If the Company’s attempt to develop the Insphere business does not progress as planned, the Company may be materially and adversely affected by, among other things, capital, investments, and operating expenses that have not led to the anticipated results.

A rapid reduction in the size of our in-force block of health benefits plans could result in a reduction in premium revenue and underwriting profits, which might not be replaced fully by premium revenue and underwriting profits associated with our supplemental insurance product offerings and commission revenue generated from Insphere distribution, and cause the Company to impair its goodwill and intangible assets.

In 2010, the Company discontinued the sale of its “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by its insurance subsidiaries, in all but a limited number of states in which Insphere does not have access to third-party health insurance products. These actions reflect a number of factors, including (1) the Company’s evaluation of National Health Care Reform Legislation which, among other things, requires a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011 and eliminates most annual caps on benefits - an important feature of our “scheduled benefit” products; (2) the Company’s decision to focus on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of third-party health insurance products underwritten by non-affiliated insurance companies and supplemental insurance products underwritten by the Company’s insurance subsidiaries (which are generally not subject to the requirements of the Health Care Reform Legislation); and (3) the fact that in the states where third party health insurance plans distributed by Insphere have been introduced, they have, to a great extent, replaced the sale of the Company’s own health benefit plan offerings.

The Company continues to maintain a significant in-force block of health benefit plans, and to underwrite and distribute its own health benefit plans in a limited number of states. We expect that maintenance of the Company’s in-force block of health benefit plans, at current levels, will present significant challenges resulting from, among other things, competitive pressure due to the shift in our distribution focus toward third-party product sales, and changes resulting from Health Care Reform Legislation. For non-grandfathered plans, these changes include, but are not limited to, the obligation to add mandated “essential benefits”, which is expected to significantly increase costs; limitations on the ability to vary premium based on assessment of underlying risk (including elimination of pre-existing condition exclusions and health status rating adjustments); and the creation of health insurance exchanges with standardized plans and potential guarantee issue of coverage for the individual and small group markets, which may be an attractive option for our existing customers and cause them to cancel their coverage with us. The Company evaluates on an ongoing basis the impact of the Health Care Reform Legislation on its in-force block of health benefit plans.

We expect the size of our in-force block of health benefit plans to diminish over time and, as a result, we anticipate declines in premium revenue and underwriting profits associated with our in-force block. We do not expect these earnings to be replaced fully by premium revenue and underwriting profits associated with our supplemental insurance product offerings, or by commission revenue generated from Insphere distribution, which will make it difficult to support administrative expenses at current levels. To better align expenses in light of dropping enrollment levels, the Company has been pursuing initiatives to significantly reduce administrative expenses, including but not limited to reductions in its workforce, consolidation of certain administrative functions and the reorganization of Insphere’s field structure to make it more efficient, and we expect initiatives of this nature to continue in the future. However, if developments occur that accelerate the reduction of our in-force block, including concerted efforts by agents to replace this business or a decision by the Company to non-renew its existing health benefit plan business in one or more states subject to applicable state and federal requirements, we may be unable to reduce expenses in a manner that keeps pace with dropping enrollment levels, which could have a material adverse effect on our financial condition and results of operations. Additionally, any adverse impact could cause the Company to impair its goodwill and intangible assets.

Insphere faces risks related to its relationships with non-affiliated insurance carriers.

Insphere contracts with non-affiliated carriers to distribute products underwritten by such carriers. These contracts generally provide that either party may terminate the contract for convenience by providing the other party with a relatively short period of advance notice. In any particular market, carriers could terminate their contracts with us (or refuse to contract with us), demand lower commissions or take other actions, including litigation, which could adversely affect our business. We are also dependent on non-affiliated carriers to pay Insphere in a timely and accurate manner and to provide Insphere with data required to support the sale of third party products and to timely and accurately pay its agents. The failure by a non-affiliated carrier to provide Insphere with the data and support necessary for Insphere to sell the carrier’s products and to pay its agents, resulting from a failure in data systems or otherwise, could materially and adversely affect Insphere’s business. Our business is also vulnerable to a non-affiliated carrier’s failure to administer underwritten business in an appropriate manner, which could lead to customer dissatisfaction and the lapse or cancellation of insurance policies for which Insphere receives commissions. Insphere could also be materially and adversely affected if a non-affiliated carrier with which it does business experiences a downgrade in its financial strength ratings which, for the affected carrier, could reduce Insphere’s level of business and commissions.

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

Historically, we have maintained an administrative center with underwriting, claims management and administrative capabilities performed in-house. Over the last several years, we have outsourced many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to contracted third parties, including parties who may perform these functions offshore. We evaluate opportunities to subcontract additional services of this nature on an ongoing basis and may outsource additional functions in the future. The Company retains ultimate responsibility for ensuring that these functions are performed in a timely and appropriate manner. Dependence on third parties for these services may make our operations vulnerable to the third party’s failure to perform as agreed. If these third parties fail to satisfy their obligations to us, including obligations with respect to the security and confidentiality of information and data of the Company and/or its customers, our operations may be adversely affected. Reliance on third parties also makes us vulnerable to changes in the vendors’ business, financial condition and other matters outside of our control. The failure to adequately monitor and regulate the performance of our third party vendors could subject us to additional risk. Violations of laws or regulations by third party vendors could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. Some of our outsourced services are being performed offshore, which could expose us to risks inherent in conducting business outside of the United States, including international economic and political conditions and additional costs associated with complying with foreign laws. If an outsourced relationship is terminated, we may not be able to find a replacement in a timely manner or on acceptable financial terms, and may incur significant costs in connection with the transition to a new vendor.

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

We currently own our executive offices located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605 comprising in the aggregate approximately 281,000 square feet of office space.

In addition, we lease office space at various locations in 36 states for our Insphere agent field offices comprising in the aggregate approximately 214,000 square feet.

Item 3.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Reserved

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Class A-1 and Class A-2 common stock are not listed for trading on the New York Stock Exchange or any other exchange and are not readily tradable or salable in any public market. As of February 29, 2012, there were approximately 87 holders of record of Class A-1 common stock and 939 holders of record of Class A-2 common stock.

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company issued dividends to stockholders in the aggregate amount of $119.5 million.

Set forth below is a summary of the Company’s sale of shares of HealthMarkets, Inc. Class A-1 common stock during 2011, 2010, and 2009:

	2011
	Shares Issued (shares)	Consideration Received ($)	Avg Per Share ($)
Sale of shares to Executive Officers	7,850	72,613	9.25
Sale to employee participants in the InVest Stock Ownership Plan	89,635	840,799	9.38
Issuance of unvested restricted shares to Company Officers	—	—	—

	97,485	913,412	9.37

	2010
	Shares Issued (shares)	Consideration Received ($)	Avg Per Share ($)
Sale of shares to Executive Officers	76,140	558,868	7.34
Sale to employee participants in the InVest Stock Ownership Plan	190,955	1,888,782	9.89
Issuance of unvested restricted shares to Company Officers	686,547	—	—

	953,642	2,447,650	2.57

	2009
	Shares Issued (shares)	Consideration Received ($)	Avg Per Share ($)
Sale of shares to Executive Officers	5,263	99,997	19.00
Issuance of unvested restricted shares to Company Officers	836,502	—	—

	841,765	99,997	0.12

Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated there under) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-1 and A-2 common stock during each of the months in the twelve-month period ended December 31, 2011:

	Issuer Purchase of Equity Securities — Class A-1
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program
01/1/11-01/31/11	—	—	—	—
02/1/11-02/28/11	—	—	—	—
03/1/11-03/31/11	81,130	9.25	—	—
04/1/11-04/30/11	42	9.25	—	—
05/1/11-05/31/11	58,949	9.35	—	—
06/1/11-06/30/11	25,392	9.35	—	—
07/1/11-07/31/11	—	—	—	—
08/1/11-08/31/11	7,978	9.37	—	—
09/1/11-09/30/11	2,645	9.37	—	—
10/1/11-10/31/11	4,292	9.37	—	—
11/1/11-11/30/11	206,920	9.58	—	—
12/1/11-12/31/11	7,264	9.58	—	—

Totals	394,612	9.46	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 94,432 Class A-1 shares purchased from the ISOP and 300,180 Class A-1 shares purchased from current or former employees of the Company. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of purchase.

	Issuer Purchase of Equity Securities — Class A-2
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program
01/1/11-01/31/11	—	—	—	—
02/1/11-02/28/11	—	—	—	—
03/1/11-03/31/11	201,170	9.25	—	—
04/1/11-04/30/11	50,784	9.25	—	—
05/1/11-05/31/11	87,498	9.35	—	—
06/1/11-06/30/11	23,903	9.35	—	—
07/1/11-07/31/11	23,211	9.35	—	—
08/1/11-08/31/11	122,418	9.37	—	—
09/1/11-09/30/11	25,438	9.37	—	—
10/1/11-10/31/11	59,459	9.33	—	—
11/1/11-11/30/11	73,603	9.58	—	—
12/1/11-12/31/11	65,968	9.58	—	—

Totals	733,452	9.37	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 708,317 Class A-2 shares purchased from ISOP and 25,135 Class A-2 shares purchased from former participants in the ISOP. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of the purchase.

Item 6. Selected	Financial Data

The following selected consolidated financial data as of and for each of the five years in the year ended December 31, 2011 has been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and operating ratios)
Income Statement Data:
Revenues from continuing operations	$665,197	$861,653	$1,083,397	$1,424,965	$1,595,509
Income (loss) from continuing operations before income taxes	18,710	82,027	29,238	(85,380)	119,053
Income (loss) from continuing operations	10,668	50,131	17,562	(53,671)	69,370
Income from discontinued operations	79	66	162	216	789
Net income (loss)	$10,747	$50,197	$17,724	$(53,455)	$70,159
Per Share Data:
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$0.35	$1.69	$0.59	$(1.78)	$2.28
Diluted earnings (loss) per share	$0.34	$1.64	$0.58	$(1.78)	$2.21
Earnings per share from discontinued operations:
Basic earnings per share	$0.00	$0.00	$0.01	$0.01	$0.03
Diluted earnings per share	$0.00	$0.00	$0.01	$0.01	$0.03
Earnings (loss) per share:
Basic earnings (loss) per share	$0.35	$1.69	$0.60	$(1.77)	$2.31
Diluted earnings (loss) per share	$0.34	$1.64	$0.59	$(1.77)	$2.24
Operating Ratios:
Health Ratios:
Loss ratio	66%	50%	60%	65%	57%
Expense ratio	19	23	34	36	38

Combined health ratio	85%	73%	94%	101%	95%

Balance Sheet Data:
Total investments, cash and cash equivalents	$1,071,913	$1,065,302	$1,155,247	$1,127,945	$1,495,910
Total assets	1,676,718	1,719,651	1,871,498	1,916,713	2,155,582
Total policy liabilities	629,596	704,997	856,528	973,046	1,001,406
Total debt (excluding student loan credit facility)	553,420	553,420	481,070	481,070	481,070
Long term leases	11,431	11,912	9,678	10,428	17,141
Student loan credit facility	60,050	68,650	77,350	86,050	97,400
Stockholders’ equity	273,822	235,128	262,199	197,925	306,260
Stockholders’ equity per share	$8.94	$7.58	$8.69	$6.68	$10.03
Cash dividends per share	$—	$3.94	$—	$—	$10.51

Loss ratio. The loss ratio is defined as benefits, claims and settlement expenses as a percentage of earned premiums (excludes former Life Insurance Division).

Expense ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premiums (excludes former Life Insurance Division).

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

The Company has recently experienced significant strategic changes, primarily in connection with the launch of its Insphere insurance agency in 2009 and the development of Insphere since that time. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution to the small business and middle-income market. Insphere distributes life, health, long-term care and retirement insurance through a portfolio of products from nationally recognized insurance carriers. As of December 31, 2011, Insphere had offices in 36 states with approximately 2,900 independent agents, of which approximately 1,800 agents on average write health insurance applications each month. Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies.

The Company is generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental insurance products underwritten by the Company’s insurance subsidiaries and third-party health insurance products underwritten by non-affiliated insurance companies. In 2010, we discontinued the sale of the Company’s traditional “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states in which Insphere does not have access to third-party health insurance products. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment, in March 2010, of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans and evaluates on an ongoing basis the impact of Health Care Reform Legislation on this block.

The Company operates four business segments: the Commercial Health Division, Insphere, Corporate and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division, as well as the residual operations from the disposition of other businesses prior to 2009. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
Health premiums	$543,092	$735,538	$977,568
Life premiums and other considerations	1,565	1,913	2,381

	544,657	737,451	979,949
Investment income	28,028	42,246	43,166
Commissions and other income	83,570	76,906	62,401
Net impairment losses recognized in earnings	—	(765)	(4,504)
Realized gains, net	8,942	5,815	2,385

Total revenues	665,197	861,653	1,083,397
Benefits and Expenses:
Benefits, claims, and settlement expenses	359,424	366,644	584,878
Underwriting, acquisition and insurance expenses	101,441	173,830	338,028
Other expenses	163,540	209,070	98,821
Interest expense	22,082	30,082	32,432

Total benefits and expenses	646,487	779,626	1,054,159

Income from continuing operations before income taxes	18,710	82,027	29,238
Federal income tax expense	8,042	31,896	11,676

Income from continuing operations	10,668	50,131	17,562
Income from discontinued operations (net of income tax)	79	66	162

Net income	$10,747	$50,197	$17,724

Revenue

The majority of our 2011 revenue was earned on health premiums derived from our inforce block of our indemnity and preferred provider organization (“PPO”) policies in our Commercial Health Division. Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. We also earned revenue on premiums from traditional life insurance polices, which are recognized as revenue when due. The decrease in premium reflects the change in the Company’s strategic focus, in connection with the launch of Insphere, on selling products underwritten by third-party carriers. The Company currently markets its health benefit plans in only a limited number of states in which Insphere does not have access to third-party health insurance products. The Company continues to offer supplemental insurance products underwritten by the Company’s insurance subsidiaries.

Effective in 2011, if the medical loss ratios of our fully insured health products(calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. Rebate payments for 2011 are to be paid by August 1, 2012. As a result, the decrease in earned premium also reflects the recording of an accrual for the estimated medical loss ratio rebate. At December 31, 2011, the Company has accrued $26.9 million for this medical loss ratio rebate.

Investment income includes investment income derived from our investment portfolio and interest received on student loans.

Commission and other income consists primarily of commission and bonus revenue generated from the sale of third-party insurance products, association memberships and ancillary services.

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

Other Expenses

Other Expenses consists of costs incurred with our Insphere operations, general expenses relating to corporate operations and direct expenses incurred in connection with generating income from ancillary services and marketing services provided to the membership associations with which we maintain contracts. The Insphere expenses include agent compensation for the sale of third-party products, other agent incentives, employee compensation, lead costs, costs associated with our field offices and other expenses related to the continuing development of Insphere. Other expenses also include expenses incurred with the Company-matching feature of the Invest Stock Ownership Plan.

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

Revenue from continuing operations and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of our business segments and divisions were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue from continuing operations:
Commercial Health Division	$585,269	$798,666	$1,061,450
Insphere	73,723	46,170	1,192
Corporate	24,009	24,737	13,616
Intersegment Eliminations	(19,397)	(10,327)	(2,088)

Total revenues excluding disposed operations	663,604	859,246	1,074,170
Disposed Operations	1,593	2,407	9,227

Total revenue from continuing operations	$665,197	$861,653	$1,083,397

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division	$101,928	$236,771	$117,498
Insphere	(53,694)	(81,335)	(11,902)
Corporate	(31,251)	(76,432)	(73,336)

Total operating income excluding disposed operations	16,983	79,004	32,260
Disposed Operations	1,727	3,023	(3,022)

Total income from continuing operations before federal income taxes	$18,710	$82,027	$29,238

Assets by operating segment at December 31, 2011, 2010, and 2009 are set forth in the table below:

	December 31,
	2011	2010	2009
	(In thousands)
Assets:
Commercial Health Division	$404,033	$490,088	$731,594
Insphere	62,194	77,139	14,507
Corporate	830,253	769,105	734,040

Total assets excluding assets of Disposed Operations	1,296,480	1,336,332	1,480,141
Disposed Operations	380,238	383,319	391,357

Total assets	$1,676,718	$1,719,651	$1,871,498

Disposed Operations assets at December 31, 2011, 2010 and 2009 primarily represent reinsurance recoverable of $356.8 million, $356.7 million and $353.7 million, respectively, associated with the Company’s former Life Insurance Division.

Commercial Health Division

Through our Commercial Health Division, we issued a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Prior to 2010 we marketed these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. Beginning in 2010, these products were primarily marketed through independent agents contracted with Insphere.

Set forth below is certain summary financial and operating data for the Commercial Health Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenues:
Earned premium revenue	$544,661	$736,809	$973,331
Investment income	13,999	21,579	26,427
Commission and other income	26,609	40,278	61,692

Total revenues	585,269	798,666	1,061,450
Expenses:
Benefits, claims and settlement expenses	360,087	369,764	578,361
Underwriting, acquisition and insurance expenses	115,747	177,924	331,437
Other expenses	7,507	14,207	34,154

Total expenses	483,341	561,895	943,952

Operating income	$101,928	$236,771	$117,498

Other operating data:
Loss ratio	66.1%	50.2%	59.4%
Expense ratio	21.3%	24.1%	34.1%

Combined health ratio	87.4%	74.3%	93.5%

Operating margin	18.7%	32.1%	12.1%
Submitted annualized volume	$58,910	$59,008	$321,918

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

Year Ended December 31, 2011 versus December 31, 2010

The Commercial Health Division reported earned premium revenue of $544.7 million in 2011 compared to $736.8 million in 2010, a decrease of $192.1 million or 26.1%, which is primarily due to a decrease in policies in force. Total policies in force decreased by 21.5% to approximately 117,000 during 2011 as compared to approximately 149,000 during 2010. The decrease in policies in force is primarily due to the Company’s decision to discontinue the marketing of its health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party health insurance products. The Company continues to offer its supplemental products underwritten by Chesapeake and is focused on growing this line of business. However, the premium generated by the supplemental business has not been enough to offset the decline in premium associated with the Company’s health benefit plans. The decrease in premium in 2011 also reflects the accrual of $26.9 million for the medical loss ratio rebate.

The Commercial Health Division reported operating income of $101.9 million in 2011 compared to operating income of $236.8 million in 2010, a decrease of $134.9 million or 57.0%. The decrease in operating income during the current year period is generally attributable to an increase in the loss ratio as discussed more fully below, partially offset by a reduction in underwriting acquisition and insurance expenses.

During 2011 and 2010, the Company updated its loss reserve analysis to reflect more recent patterns of paid claims. The impact on the operating margin as a result of the update of its loss reserve analysis was larger in 2010 than in 2011. The 2010 favorable impact was $40.8 million compared to the favorable impact of $7.8 million for 2011. Additionally, the 2010 claim development also reflects the Company’s refinement of a previously estimated claim liability, established in the fourth quarter of 2009, arising from a review of claim processing for state mandated benefits. As a result of this refinement, during 2010, the Company recognized a decrease in claim liabilities of $19.6 million.

Underwriting, acquisition and insurance expense decreased by $62.2 million, or 35.0% to $115.7 million in 2011 from $177.9 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, the Company continues to decrease its administrative costs, which are being reflected as a decrease in the expense ratio. Other factors contributing to the decrease in underwriting, acquisition and insurance expenses include a decrease in the overall effective commission rate as a result of the decrease in new business. Generally, first year commission rates paid to agents are higher than renewal year commission rates. Additionally, with the formation of Insphere and the sale of third-party health insurance products underwritten by non-affiliated insurance carriers, the Commercial Health Division has significantly decreased the amount of marketing and acquisition costs.

Commission and other income and Other expenses both decreased in the current period compared to the prior year period. Commission and other income largely consists of fee and other income received for sales of association memberships prior to the formation of Insphere, for which Other expenses are incurred for bonuses and other compensation provided to the agents. Association memberships are generally sold with a health insurance policy and as the number of health insurance policies decrease, the income and expense will generally decrease.

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

Underwriting, acquisition and insurance expense decreased by $153.5 million, or 46% to $177.9 million in 2010 from $331.4 million in 2009. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue and, in addition certain cost reduction programs initiated in the fourth quarter of 2008, which are being reflected as a decrease in the expense ratio. Other factors contributing to the decrease in underwriting, acquisition and insurance expenses include a decrease in the overall effective commission rate as a result of the decrease in new business. Generally, first year commission rates paid to agents are higher than renewal year commission rates. Additionally, with the formation of Insphere and the sale of third-party health insurance products underwritten by non-affiliated insurance carriers, the Commercial Health Division has significantly decreased the amount of marketing and acquisition costs.

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

Set forth below is certain summary financial and operating data for Insphere for the twelve months ended December 31, for each of the three most recent years:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenue:
Commission revenue from non-affiliates	$44,293	$35,136	$1,137
Commission revenue from affiliates	15,154	4,917	—
Commission revenue from association memberships	12,112	4,498	—
Investment income	1,024	442	—
Other income	1,140	1,177	55

Total revenue	73,723	46,170	1,192
Expenses:
Commission expenses	39,127	22,410	459
Agent incentives and leads	27,513	37,322	3,568
Other expenses	60,777	67,773	9,067

Total expenses	127,417	127,505	13,094

Operating loss	$(53,694)	$(81,335)	$(11,902)

Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are purchased through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by the insured to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance product and the particular insurance company underwriting the policy.

The Company continues to evaluate new distribution opportunities and continues efforts to expand its portfolio and the size of its field force by developing additional marketing arrangements. We believe the implementation of these new opportunities, along with the current cost reduction program, will help mitigate future operating losses.

Year Ended December 31, 2011 versus December 31, 2010

For the years ended December 31, 2011 and 2010, the Company earned commission revenue of approximately $71.6 and $44.6 million, respectively. For 2011 and 2010, respectively, approximately 91% and 93% of commission revenue from non-affiliates was generated from four carriers.

Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the 2011 is significantly greater than the comparable period in 2010. Partially offsetting Insphere’s revenue growth in sales in 2011 is the impact of certain elements of Health Care Reform. Beginning in 2011, in response to Health Care Reform, both the Company’s insurance subsidiaries and certain third-party carriers decreased the level of commissions paid to Insphere. Commission revenue for 2010 also reflects certain one-time payments from third-party carriers for achieving certain production thresholds and consideration for contract renegotiation fees. The results for 2011 do not reflect similar amounts of these one-time payments.

Commission expense includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. The increase in commission expense from $22.4 million incurred during the twelve months ended December 31, 2010 to $39.1 million incurred during the twelve months ended December 31, 2011, primarily trends with commission revenue. However, beginning in the third quarter of 2010, Insphere increased its commission rates paid to its agents to incorporate some of the costs previously included in Agent incentives.

Agent incentives primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. The decrease in Agent incentives as a percentage of Commission revenue from the prior year reflects the adjustment to commission rates to incorporate some of these costs as discussed above. In addition, beginning in the last half of 2010, the agents started sharing some of the costs of purchasing customer leads which reduced some of the lead generation costs for the Company.

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

During the second and third quarters of 2010 the Company made the decision to wind down its broker-dealer operations, Insphere Securities, Inc. and to consolidate some of its agent sales offices, as a result of which it closed various leased facilities. During 2010, Insphere recorded lease impairment charges in the amount of $1.3 million and other wind down costs of $1.7 million. The wind-down charges incurred by Insphere Securities, Inc. related to employee termination costs, write-down of fixed assets and intangible assets and operations termination costs. These charges are reflected in “Other expenses” in the table above.

Year Ended December 31, 2009

Insphere was formed during the second quarter of 2009, and as a result Insphere reported an operating loss of $11.9 million comprised primarily of start up costs incurred with the creation and development of Insphere.

Corporate

Corporate includes investment income not otherwise allocated to the other segments, realized gains and losses on sales, interest expense on corporate debt, the Company’s Student Loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating income (loss) at Corporate for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating income (loss):
Investment income	$9,317	$15,358	$10,519
Net investment impairment losses recognized in earnings	—	(765)	(4,504)
Realized gains, net	8,942	5,815	2,385
Interest expense on corporate debt	(22,080)	(30,081)	(31,566)
Student loan operations	(174)	(324)	(14)
Variable stock-based compensation (expense) benefit	(619)	1,682	(858)
General corporate expenses and other	(26,637)	(68,117)	(49,298)

Operating loss	$(31,251)	$(76,432)	$(73,336)

Year Ended December 31, 2011 versus December 31, 2010

Corporate continues to report operating losses primarily as a result of the decreased earnings on its investment portfolio not exceeding the debt service costs and other general corporate expenses. The changes for the period are primarily due to the following items:

•

Investment income decreased by $6.0 million due to a decrease in the amount of assets invested in higher yielding fixed maturities. As fixed maturities in the bond portfolio are sold or mature, the Company has been reinvesting these in short-term investments in preparation to repay its $362.5 million term loan.

•

Realized gains, net increased by $3.1 million over prior year. The increase in realized gains during 2011 is the result of the sale of various fixed maturities to increase liquidity to repay the Company’s term loan which matures in 2012. The Company repaid this debt in full on February 29, 2012.

•

Net investment impairment losses recognized in earnings decreased by $765,000 as we recognized no impairment losses on other-than-temporary impairments in 2011 as compared to one impairment loss recorded in 2010 on one security. The impairment charges in 2010 resulted from other than temporary reductions in the fair value of these investments compared to our cost basis (see Note 4 of Notes to Consolidated Financial Statements for additional information).

•

Interest expense on corporate debt decreased by $8.0 million in 2011 compared to 2010, primarily due to the lower interest rate environment experienced in 2011 and the maturity of the remaining interest rate swap in April 2011.

•

We maintain, for the benefit of our independent agents and certain designated employees, a stock-based compensation plan – the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”). In connection with this plan, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. Variable stock-based compensation expense increased by $2.3 million primarily as a result of the increase in share price during 2011.

•

General corporate expenses and other decreased by $41.5 million from the prior year. The 2010 results include approximately $37.4 million of additional salary expense and stock compensation compared to the 2011. These charges are primarily related to reductions in the Company’s work force and the previously announced changes to the Company’s executive management team during 2010.

Year Ended December 31, 2010 versus December 31, 2009

Corporate reported an operating loss in 2010 of $76.4 million compared to $73.3 million in 2009 for a small increase in operating expenses of $3.1 million. The changes for the period are primarily due to the following items:

•

Investment income increased by $4.8 million due to a reduction in the amount of investment income allocated to the Commercial Health Division in 2010 compared to 2009. Overall, investment income was comparable to prior year; however, the amount of investment income allocated to the Commercial Health Division was significantly lower than the prior year. The basis for the allocation was consistently applied for both years.

•

Realized gains, net increased by $3.4 million over prior year. During 2010 unrealized gains related to our portfolio increased and the Company sold a substantial portion of its municipal investments to reduce its exposure, which generated realized gains.

•

Net investment impairment losses recognized in earnings decreased by $3.7 million as we recognized impairment losses on other-than-temporary impairments of $765,000 in 2010 on one security, compared to $4.5 million on four securities during 2009. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to our cost basis.

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

•

In connection with the ISOP plan, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. Variable stock-based compensation decreased by $2.5 million as a result of the decrease in share price during 2010.

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

Disposed Operations

Disposed Operations includes the remaining run out of the former Medicare Division and the former Other Insurance Division as well as the residual operations from the disposition of other businesses prior to 2009.

The table below sets forth income (loss) from continuing operations for our Disposed Operations for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Medicare Insurance Division	$424	$1,183	$(4,564)
Other Insurance Division	1,381	1,825	3,863
Operations disposed of prior to 2009	(78)	15	(2,321)

Total Disposed Operations	$1,727	$3,023	$(3,022)

Medicare Division

In 2007, we expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, we determined we would not continue to participate in this Medicare Advantage Private-Fee-for-Service Plans business as an underwriter after the 2008 plan year. As such, the results of operations for 2009 are not comparable to the results of operations for 2008.

Set forth below is certain summary financial and operating data for the Medicare Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenues:
Earned premium revenue	$—	$(14)	$1,103
Investment income	—	2	136

Total revenues	—	(12)	1,239
Benefits and expenses:
Benefits, claims and settlement expenses	(457)	(1,448)	5,707
Underwriting, acquisition and insurance expenses	33	253	96

Total expenses	(424)	(1,195)	5,803

Operating income (loss)	$424	$1,183	$(4,564)

During 2009 we experienced a higher than expected claim volume and, as a result, we increased our claim liability to reflect this adverse experience. During 2010, as the claim activity began to subside, the Company refined its claim liability and decreased the lifetime loss ratio from 88.2% as of December 31, 2009 to 85.6% as of December 31, 2010. During 2011, generally all liabilities have been settled. We do not expect any material activity with this business in 2012.

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

Set forth below is certain summary financial and operating data for the Other Insurance Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
Earned premium revenue	$34	$677	$5,515
Investment income	1,587	1,744	1,827
Other income	—	(4)	552

Total revenues	1,621	2,417	7,894
Expenses:
Benefits, claims and settlement expenses	(145)	(1,398)	(808)
Underwriting, acquisition and insurance expenses	385	1,990	4,839

Total expenses	240	592	4,031

Operating income	$1,381	$1,825	$3,863

As disclosed in the table above, we recognized positive experience related to benefits expense as a result of favorable claims experience on the expired policies maturing during the periods, which policies were not renewed. We also recognized positive results as favorable claims experience was realized on contracts expiring prior to or during the period. Underwriting, acquisition and insurance expenses continue to decline reflecting our exit from this line of business.

Operations disposed of prior to 2009

This group incurred a loss of $78,000, income of $15,000 and a loss of $2.3 million in 2011, 2010 and 2009, respectively. The loss in 2009 primarily relates to certain additional costs incurred with our decision to exit the Life Insurance Division business.

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

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Provided By (Used In):
Operating activities:
Net income	$10,747	$50,197	$17,724
Non-cash charges	32,274	63,106	72,146
Other operating activities	(20,711)	(146,786)	(104,422)

Net cash provided by (used in) operating activities	22,310	(33,483)	(14,552)
Investing activities	(539)	171,220	(49,638)
Financing activities	(17,346)	(142,269)	(18,743)

Net change in cash and cash equivalents	4,425	(4,532)	(82,933)
Cash and cash equivalents at beginning of period	12,874	17,406	100,339

Cash and cash equivalents at end of period	$17,299	$12,874	$17,406

Operating Activities

Cash flows generated from operating activities are principally from net income, net of depreciation and amortization and other non-cash expenses. During 2010 and 2009 the Company’s operating activities used cash flows primarily as a result of the declining block of health insurance business and the costs incurred with the development of Insphere. In 2011, we generated cash flows primarily as a result of the reduction in development costs in Insphere and a reduction in salary and other employee costs as a result of work force reductions and compensation costs incurred as a result of changes in executive management in 2010.

Investing Activities

Cash flows from investing activities primarily consist of net investment purchases or sales and net purchases of property and equipment, including capitalized software. Investing activities for 2010 includes the redemption of invested assets used to pay a dividend in the amount of $118.5 million to shareholders during the year.

Financing Activities

Cash flows used in financing activities primarily consist of repurchases of treasury stock, repayment of the student loan credit facility and dividends to shareholders. Cash flows provided by financing activities primarily consist of proceeds from shares issued to the ISOP. In 2010, cash flows used in financing activities were primarily related to dividend payments to shareholders of $118.5 million.

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

Set forth in the table below is the aggregate cash and cash equivalents and short-term investments held at HealthMarkets, Inc. and HealthMarkets, LLC:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash, cash equivalents and short-term investments at:
HealthMarkets, Inc.	$74,244	$67,171	$24,394
HealthMarkets, LLC.	376,061	101,235	217,771

Total	$450,305	$168,406	$242,165

Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc. and HealthMarkets, LLC for each of the three most recent years:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash and cash equivalents and short-term investments on hand at beginning of year	$168,406	$242,165	$232,123
Sources of cash:
Dividends from domestic insurance subsidiaries	308,500	96,900	68,800
Dividends from offshore insurance subsidiaries	—	5,000	3,000
Dividends from non-insurance subsidiaries	13,750	26,600	2,480
Proceeds from other financing activities	4,227	6,998	11,468
Net tax treaty payments from subsidiaries	29,009	50,292	26,669
Net investment activities	—	18,966	4,579

Total sources of cash	355,486	204,756	116,996

Uses of cash:
Cash to operations	(20,147)	(39,890)	(37,387)
Contributions/investment in subsidiaries	—	—	(120)
Interest on debt	(12,472)	(18,756)	(25,143)
Financing activities	(30,363)	(91,697)	(23,152)
Dividends paid to shareholders	—	(118,454)	—
Purchases of HealthMarkets common stock	(10,605)	(9,718)	(21,152)

Total uses of cash	(73,587)	(278,515)	(106,954)

Cash and cash equivalents on hand at end of year	$450,305	$168,406	$242,165

Sources of Cash and Liquidity

•

During 2011, 2010 and 2009, the holding company received an aggregate of $322.3 million, $128.5 million and $74.3 million, respectively, in cash dividends from its subsidiaries. The amount in 2011 includes an extraordinary dividend in the amount of $159.4 million paid form the Company’s MEGA insurance subsidiary.

•

In 2011, 2010 and 2009, the holding company received $4.2 million, $7.0 million and $11.5 million, respectively, in proceeds from other financing activities largely consisting of $4.2 million, $6.9 million and $11.1 million, respectively, in proceeds to acquire shares in the ISOP or its predecessor plans.

Uses of Cash and Liquidity

•

During 2011, 2010 and 2009, the holding company paid $10.6 million, $9.7 million and $21.1 million, respectively, to repurchase shares of its common stock from former officers and former and current participants of the ISOP or its predecessor plans.

•	In 2011, 2010 and 2009, the holding company paid $12.5 million, $18.8 million and $25.1 million, respectively in interest on outstanding debt.

•

During 2011, 2010 and 2009, the holding company used $30.4 million, $91.7 million and $23.1 million, respectively, in financing activities of which approximately $30.4 million, $90.7 million and $19.5 million, respectively, was used to fund Insphere operations.

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

Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company. However, the amount of equity available for dividends in any given year without prior approval from state regulatory authorities is subject to certain limitations as discussed below under Dividend Restrictions.

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2011:

	Minimum	Actual
	(In millions)
Mega	$51.1	$110.5
Mid-West	$22.0	$73.7
Chesapeake	$8.0	$35.7

At December 31, 2011, the risk-based capital ratio of each of our insurance subsidiaries exceeds the ratio for which regulatory corrective action would be required.

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

Our domestic insurance companies paid dividends of $308.5 million, $96.9 million and $68.8 million, respectively, to HealthMarkets, LLC in 2011, 2010 and 2009, respectively. The dividend amount for 2011 includes $159.4 million of extraordinary dividends paid from the Company’s MEGA insurance subsidiary.

In January 2012, the Company’s Mid-West insurance subsidiary paid an extraordinary dividend in the amount of $30.0 million to its parent, HealthMarkets, LLC. During 2012, the Company’s domestic insurance companies are eligible to pay additional aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $48.1 million without prior approval by statutory authorities. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries in excess of minimum requirements.

Contractual Obligations and Off Balance Sheet Arrangements

The following table sets forth additional information with respect to our outstanding debt:

		December 31,
	Maturity Date	2011	2010
	(In thousands)
2006 credit agreement:
Term loan	2012	$362,500	$362,500

Grapevine Note	2021	72,350	72,350

Trust preferred securities:
UICI Capital Trust I	2034	15,470	15,470
HealthMarkets Capital Trust I	2036	51,550	51,550
HealthMarkets Capital Trust II	2036	51,550	51,550

Total		$553,420	$553,420
Student Loan Credit Facility		60,050	68,650

Total		$613,470	$622,070

In April 2006, we borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. The Company made principal payments on the term loan and, at December 31, 2011, $362.5 million remained outstanding. The maturity date of the term loan is April 5, 2012. On February 29, 2012, the Company paid in full the remaining principal and interest on the term loan in an amount of $363.3 million.

Grapevine Finance LLC issued $72.4 million of senior secured notes to an institutional purchaser which matures in July 2021. The net proceeds were distributed to HealthMarkets, LLC. The note bears interest at an annual rate of 6.712%. The interest is to be paid semi-annually on January 15th and July 15th of each year.

In April 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (“Trusts”) issued $100.0 million of floating rate trust preferred securities and $3.1 million of floating rate common securities and invested the proceeds in $100.0 million principal amount of HealthMarkets, LLC’s floating rate junior subordinated notes due June 15, 2036. The notes accrue interest at a floating rate equal to three-month LIBOR plus 3.05%.

In April 2004, UICI Capital Trust I completed the private placement of $15.0 million amount of floating rate trust preferred securities and $470,000 of floating rate common securities and invested the proceeds in an equivalent face amount of the Company’s floating rate junior subordinated notes due 2034. The notes will mature on April 29, 2034 and accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly.

At December 31, 2011, the Company had indebtedness outstanding under a secured student loan credit facility which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity. Indebtedness outstanding under the Student Loan Credit Facility is secured by student loans and accrued interest and by a pledge of cash, cash equivalents and other qualified investments.

Set forth below is a summary of our consolidated contractual obligations at December 31, 2011:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Corporate debt	$553,420	$362,500	$—	$—	$190,920
Student Loan Credit Facility	60,050	7,300	12,050	10,150	30,550
Future policy benefits(1)	473,163	26,799	53,961	45,580	346,823
Claim liabilities(1)	94,743	84,616	9,011	772	344
Student loan commitments(2)	56,320	3,765	11,284	12,937	28,334
Goldman Sachs Real Estate Partners, L.P.	1,617	—	1,617	—	—
Blackstone Strategic Alliance Fund L.P.	317	317	—	—	—
Operating lease obligations	11,431	3,963	5,162	2,166	140

Total	$1,251,061	$489,260	$93,085	$71,605	$597,111

(1)	In connection with various reinsurance agreements the Company entered into coinsurance arrangements pursuant to which the reinsurers agreed to assume liability for $337.5 million of future policy benefits and $19.5 million of claim liabilities associated with such businesses.

(2)	The Company has outstanding commitments to fund student loans through 2026 for an aggregate amount of $56.3 million. However, based upon utilization rates and policy lapse rates, the Company only expects to fund $1.0 million.

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

Investments

We have classified our investments in securities with fixed maturities as “available for sale” Fixed maturities and equity securities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity.

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

Acquisition Costs

Deferred Acquisition Costs (“DAC”)

We incur various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). We defer these costs and amortize the deferred expense over the expected premium paying period of the policy, which approximates five years. Additionally, certain underwriting and policy issuance costs, which we determined to be more variable than fixed in nature are capitalized and amortized over the expected premium paying period of the policy. We also defer commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned.

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

Claims Liabilities

We establish liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, the claims liabilities estimate is developed and is expected to be adequate under reasonably likely circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. We do not develop ranges in the setting of the claims liabilities reported in the financial statements.

The majority of our claims liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the service dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

Prior to 2011, the majority of health insurance products offered through the Commercial Health Division establish the claims liabilities using the modified incurred date. Under the modified incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service. See Change in Accounting Principle on Claim Liabilities below for discussion on the change in methodology from the modified incurred date to service date.

Beginning in 2008, the Commercial Health Division began using date of service as opposed to the modified incurred date to establish the claims liabilities for new contracts introduced or updated in or after 2008.

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

We believe that the recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. We use our own experience as appropriate and rely on industry loss experience as necessary in areas where our data is limited. Our estimate of claim liabilities represents management’s best estimate of the liability for each period presented.

The completion factors and loss ratio estimates in the most recent incurred months are the most significant factors affecting the estimate of the claim liability. The Company believes that the greatest potential for variability from estimated results is likely to occur at the Commercial Health Division.

The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2011 unpaid claim liability for the Commercial Health Division. The scenarios selected are reasonable based on the Company’s past experience, however future results may differ.

Completion Factor(a)			Loss Ratio Estimate(b)
Increase (Decrease) in Factor	Increase (Decrease) in Estimated Claim Liability	Increase (Decrease) in Ratio	Increase (Decrease) in Estimated Claim Liability
	(In thousands)		(In thousands)
6%	$(4,318)	6%	$4,113
4%	(2,879)	4%	2,742
2%	(1,440)	2%	1,371
-2%	1,441	-2%	(1,371)
-4%	2,882	-4%	(2,742)
-6%	4,325	-6%	(4,113)

(a)	Impact due to change in completion factors for incurred months prior to the most recent three months.

(b)	Impact due to change in estimated loss ratio for the most recent three month.

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

The Company continues to update its completion factors to reflect more recent patterns of claim payments. Throughout 2010, we saw an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, we used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. During 2011, the Company again updated its completion factors to reflect the more recent patterns of claim payments resulting in a decrease in the claim liabilities of $7.8 million in the three months ended September 30, 2011. We will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.

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

The estimate with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment. During the fourth quarter of 2009, based on a review of the claims processing for state mandated benefits, we refined the claim liability estimate related to state mandated benefits. Based on this review of submitted charges for state mandated benefits, we recorded a claim liability estimate of $23.9 million ($25.7 million including loss adjustment expense).

During 2010, we adjusted the estimated claim liability established in the fourth quarter of 2009 related to the review of claims processing for state mandated benefits based upon actual results from reprocessing approximately 81% of these claims. As a result of this refinement, during 2010, we recognized a decrease in the claims liabilities of $19.6 million.

Change in Accounting Principle on Claim Liabilities

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

For products introduced in 2008 and later, claims payments were considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is referred to as the Service Date (“SD”) technique. This is consistent with the assumptions used in the pricing of these products and the policy language. At December 31, 2010, the Company had claims liabilities for products using the SD technique in the amount of $10.6 million, representing approximately 8% of the total claims liabilities of the Commercial Health Division. The use of the SD technique in establishing claims liabilities requires the establishment of a future policy benefit reserve while the MID technique does not. For the reasons discussed below, we believe that it is preferable to estimate the Company’s claims liabilities using the SD technique, and to apply such technique for claims liabilities previously calculated based on the MID technique.

As previously disclosed, in March 2010, Health Care Reform Legislation was signed into law. The Health Care Reform Legislation requires, beginning in 2011, a mandated minimum loss ratio (“MLR”) of 80% for the individual and small group markets. If MLR is below the mandated minimum, the Health Care Reform Legislation generally requires that the insurer return the amount of premium that is in excess of the required MLR to the policyholder in the form of rebates. The MLR is calculated for each of our insurance subsidiaries on a state-by-state basis in each state where the Company has issued major medical business. Department of Health and Human Services (“HHS”) rules indicate that the MLR calculation shall utilize data on incurred claims for the calendar year, paid through March of the following year.

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

Accounting for ISOP

Historically, we have sponsored a series of stock accumulation plans established for the benefit of our independent insurance agents and independent sales representatives. In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, these plans were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”). Generally, unvested benefits under the ISOP vest in January of each year. We have established a liability for future unvested benefits under the ISOP, and we adjust such liability based on the fair value of our common stock. As such, we have experienced, and will continue to experience, unpredictable stock-based compensation charges, depending upon fluctuations in the fair value of HealthMarkets common stock. These unpredictable fluctuations in stock-based compensation charges may result in material non-cash fluctuations in our earnings (see Note 13 of Notes to Consolidated Financial Statements).

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

The sensitivity analysis model decreases the gain in fair value of market sensitive instruments by $10.4 million based on a 100 basis point increase in interest rates as of December 31, 2011. This decreased value only reflects the impact of an interest rate increase on the fair value of our financial instruments.

At December 31, 2011, the Company had $481.1 million of debt exposed to the fluctuation of the three-month London Inter-bank Offer Rate (LIBOR) and is comprised of the term loan, UICI Capital Trust I note and the HealthMarkets Capital Trust I and II notes. The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), our interest expense would change by approximately $4.8 million.

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

Fixed maturity securities represented 40.6% and 64.6% of our total investments at December 31, 2011 and 2010, respectively. At December 31, 2011, fixed maturity securities consisted of the following:

	December 31, 2011
	Carrying Value	% of Total Carrying Value
	(Dollars in thousands)
U.S. and U.S. Government agencies	$24,602	5.7%
Corporate bonds and municipals	252,279	58.9%
Mortgage-backed securities issued by U.S. Government agencies and authorities	46,940	11.0%
Other mortgage and asset backed securities	15,007	3.5%
Other	89,371	20.9%

Total fixed maturity securities	$428,199	100.0%

Corporate bonds, included in the fixed maturity portfolio, consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds held by its insurance company subsidiaries to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2011, the largest concentration in any one investment grade corporate bond held by an insurance company subsidiary was $105.6 million ($94.8 million face value), which represented 10.0% of total invested assets. This security was received as payment on the sale of our Student Insurance Division. To limit its credit risk, we have taken out $75.0 million of credit default insurance on this bond, reducing our default exposure to $19.8 million, or 1.9% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.9 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%. Additionally, due primarily to long standing conservative investment guidelines, our direct exposure to sub prime investments is 0.1% of investments.

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

A quality distribution for fixed maturity securities at December 31, 2011 is set forth below:

	December 31, 2011
Rating	Carrying Value	% of Total Carrying Value
	(Dollars in thousands)
U.S. Government and AAA	$100,529	23.5%
AA	30,216	7.1%
A	170,339	39.8%
BBB	118,434	27.6%
Less than BBB	8,681	2.0%

	$428,199	100.0%

We regularly monitor our investment portfolio to attempt to minimize our concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of our aggregate investment portfolio at December 31, 2011 and 2010, excluding investments in U.S. Government securities:

	December 31,
	2011		2010
	Carrying Amount	% of Total Carrying Value	Carrying Amount	% of Total Carrying Value
	(Dollars in thousands)
Issuer — Fixed Maturities:
UnitedHealth Group(1)	$105,565	10.0%	$101,301	9.6%
Cigna Corporation(2)	89,371	8.5%	86,392	8.2%
Exelon	5,149	0.5%	14,944	1.4%
Issuer — Short-term investments (3):
Fidelity Institutional Money Market	$—	—	$208,208	19.8%
Fidelity Institutional Government Fund	478,841	45.4%	94,277	9.0%
Invesco STIT Government Fund	89,215	8.5%	—	—
First American Treasury Obligations Fund	37,797	3.6%	37,767	3.6%

(1)	Represents $94.8 million face value security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006. To reduce our credit risk, we have taken out $75.0 million of credit default insurance on this security, reducing our default exposure to $19.8 million.

(2)	Represents $78.4 million face value security received from the purchaser as consideration upon sale of our former Star HRG Division in July 2006. This security is held in a bankruptcy remote entity with the Company’s exposure limited to its residual investment of approximately $7.2 million at December 31, 2011.

(3)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities.

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

Recently Issued Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

See the Company’s Information Statement to be filed in connection with the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

See the Company’s Information Statement to be filed in connection with the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note 15 of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2012 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

HealthMarkets, Inc.

By:	/s/ Kenneth J. Fasola*
Kenneth J. Fasola
Chief Executive Officer

Date: March 8, 2012

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH J. FASOLA* Kenneth J. Fasola	Chief Executive Officer, President and Director	March 8, 2012

/s/ K. ALEC MAHMOOD K. Alec Mahmood	Senior Vice President and Chief Financial Officer	March 8, 2012

/s/ CONNIE PALACIOS* Connie Palacios	Vice President, Controller and Principal Accounting Officer	March 8, 2012

/s/ PHILLIP J. HILDEBRAND* Phillip J. Hildebrand	Chairman of the Board	March 8, 2012

/s/ CHINH E. CHU* Chinh E. Chu	Director	March 8, 2012

/s/ JASON K. GIORDANO* Jason K. Giordano	Director	March 8, 2012

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	March 8, 2012

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 8, 2012

/s/ DAVID K. MCVEIGH* David K. McVeigh	Director	March 8, 2012

/s/ STEVEN J. SHULMAN* Steven J. Shulman	Director	March 8, 2012

/s/ R. NEAL POMROY* R. Neal Pomroy	Director	March 8, 2012

*By:	/s/ K. ALEC MAHMOOD K. Alec Mahmood (Attorney-in-fact)	Attorney-in-fact	March 8, 2012

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FOR THE YEAR ENDED DECEMBER 31, 2011

HEALTHMARKETS, INC.

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

HealthMarkets, Inc.:

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 2 to the consolidated financial statements, effective January 1, 2011 the Company changed its method of accounting for claim liabilities from the modified incurred date reserving method to the service date reserving method.

KPMG LLP

Dallas, Texas

March 8, 2012

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2011 — $394,948; 2010 — $644,661)	$428,199	$679,405
Short-term and other investments	626,415	373,023

Total investments	1,054,614	1,052,428
Cash and cash equivalents	17,299	12,874
Student loan receivables	50,733	60,312
Restricted cash	14,447	13,170
Investment income due and accrued	4,007	7,139
Reinsurance recoverable — ceded policy liabilities	363,139	363,243
Agent and other receivables	21,416	32,508
Deferred acquisition costs	17,764	32,689
Property and equipment, net	37,466	43,738
Goodwill and other intangible assets	80,255	82,331
Recoverable federal income taxes	—	3,443
Other assets	13,478	15,776
Assets Held for Sale	2,100	—

	$1,676,718	$1,719,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$473,163	$453,773
Claims	94,743	208,675
Unearned premiums	27,523	34,862
Other policy liabilities	34,167	7,687
Accounts payable and accrued expenses	30,852	38,131
Other liabilities	57,107	58,868
Current income taxes payable	410	—
Deferred income taxes payable	69,975	58,883
Debt	553,420	553,420
Student loan credit facility	60,050	68,650
Net liabilities of discontinued operations	1,486	1,574

	1,402,896	1,484,523
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,156,278 issued and 27,851,301outstanding at December 31, 2011 and 90,000,000 shares, 28,281,859 issued and 28,256,028 outstanding at December 31, 2010. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,776,985 outstanding at December 31, 2011; 20,000,000 shares, 4,026,104 issued and 2,762,100 outstanding at December 31, 2010	322	323
Additional paid-in capital	50,535	54,772
Accumulated other comprehensive income	21,838	21,981
Retained earnings	216,884	178,313
Treasury stock, at cost (304,977 Class A-1 common shares and 1,249,119 Class A-2 common shares at December 31, 2011; 25,831 Class A-1 common shares and 1,264,004 Class A-2 common shares at December 31, 2010)	(15,757)	(20,261)

	273,822	235,128

	$1,676,718	$1,719,651

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
REVENUE
Health premiums	$543,092	$735,538	$977,568
Life premiums and other considerations	1,565	1,913	2,381

	544,657	737,451	979,949
Investment income	28,028	42,246	43,166
Commissions and other income	83,570	76,906	62,401
Net impairment losses recognized in earnings	—	(765)	(4,504)
Realized gains, net	8,942	5,815	2,385

	665,197	861,653	1,083,397
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	359,424	366,644	584,878
Underwriting, acquisition and insurance expenses (includes amounts paid to related parties of $512, $517 and $5,893 in 2011, 2010 and 2009, respectively)	101,441	173,830	338,028
Other expenses, (includes amounts paid to related parties of $15,343, $21,412 and $15,079 in 2011, 2010 and 2009, respectively)	163,540	209,070	98,821
Interest expense	22,082	30,082	32,432

	646,487	779,626	1,054,159

Income from continuing operations before income taxes	18,710	82,027	29,238
Federal income tax expense	8,042	31,896	11,676

Income from continuing operations	10,668	50,131	17,562
Income from discontinued operations, (net of income tax expense of $43, $36, and $88 in 2011, 2010 and 2009, respectively)	79	66	162

Net income	$10,747	$50,197	$17,724

Basic earnings per share:
Income from continuing operations	$0.35	$1.69	$0.59
Income from discontinued operations	0.00	0.00	0.01

Net income per share, basic	$0.35	$1.69	$0.60

Diluted earnings per share:
Income from continuing operations	$0.34	$1.64	$0.58
Income from discontinued operations	0.00	0.00	0.01

Net income per share, diluted	$0.34	$1.64	$0.59

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	(In thousands)
Balance at December 31, 2008	$310	$54,004	$(41,970)	$227,686	$(42,105)	$197,925
Comprehensive income (loss):
Net income	—	—	—	17,724	—	17,724
Change in unrealized gains and losses on securities	—	—	64,488	—	—	64,488
Change in unrealized gains on cash flow hedging relationship	—	—	7,399	—	—	7,399
Deferred income tax expense	—	—	(25,161)	—	—	(25,161)

Comprehensive income	—	—	46,726	17,724	—	64,450

Adjustment to beginning balance, net of tax(1)	—	—	(1,017)	1,017	—	—
Issuance of common stock	6	(6,674)	—	—	14,673	8,005
Vesting of Agent Plan credits	—	(5,796)	—	—	12,737	6,941
Issuance of restricted shares	—	(5,222)	—	—	5,222	—
Stock-based compensation	—	7,703	—	—	—	7,703
Stock-based compensation tax expense	—	(1,673)	—	—	—	(1,673)
Purchase of treasury stock	—	—	—	—	(21,152)	(21,152)

Balance at December 31, 2009	$316	$42,342	$3,739	$246,427	$(30,625)	$262,199

Comprehensive income (loss):
Net income	—	—	—	50,197	—	50,197
Change in unrealized gains and losses on securities	—	—	22,311	—	—	22,311
Change in unrealized gains on cash flow hedging relationship	—	—	5,750	—	—	5,750
Deferred income tax expense	—	—	(9,819)	—	—	(9,819)

Comprehensive income	—	—	18,242	50,197	—	68,439

Adjustment to beginning balance (2)	—	—	—	1,203	—	1,203
Dividends	—	—	—	(119,514)	—	(119,514)
Issuance of common stock	2	(3,620)	—	—	10,662	7,044
Vesting of Agent Plan credits	—	(1,548)	—	—	8,457	6,909
Issuance of restricted shares	5	(968)	—	—	963	—
Stock-based compensation	—	19,689	—	—	—	19,689
Stock-based compensation tax expense	—	(1,123)	—	—	—	(1,123)
Purchase of treasury stock	—	—	—	—	(9,718)	(9,718)

Balance at December 31, 2010	$323	$54,772	$21,981	$178,313	$(20,261)	$235,128

Comprehensive income (loss):
Net income	—	—	—	10,747	—	10,747
Change in unrealized gains and losses on securities	—	—	(1,559)	—	—	(1,559)
Change in unrealized gains on cash flow hedging relationship	—	—	1,340	—	—	1,340
Deferred income tax expense	—	—	76	—	—	76

Comprehensive income	—	—	(143)	10,747	—	10,604

Adjustment to beginning balance (3)	—	—	—	27,824	—	27,824
Issuance of common stock	—	(3,136)	—	—	7,430	4,294
Vesting of Agent Plan credits	2	(4,087)	—	—	7,671	3,586
Issuance of restricted shares	(3)	3	—	—	—	—
Stock-based compensation	—	3,776	—	—	—	3,776
Stock-based compensation tax expense	—	(793)		—	—	(793)
Purchase of treasury stock	—	—	—	—	(10,597)	(10,597)

Balance at December 31, 2011	$322	$50,535	$21,838	$216,884	$(15,757)	$273,822

(1)	The adjustments represent the implementation effects upon adoption of SFAS FSP No. 115-2, which was codified into FASB ASC Topic 320, Investments — Debt and Equity Securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.
(2)	The adjustments represent the inclusion of Grapevine Finance, LLC into the consolidated results upon adoption of ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. See Note 9 of Notes to Consolidated Financial Statements for additional information.
(3)	The adjustment represents the cumulative effect of a change in accounting principle in the methodology used to calculate the Company’s policy liabilities. See Note 2-Change in Accounting Principle on Claim Liabilities for discussion on the change in methodology from the modified incurred date to service date.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$10,747	$50,197	$17,724
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from discontinued operations	(79)	(66)	(162)
Realized gains, net	(8,942)	(5,050)	1,623
Change in deferred income taxes	(3,815)	(2,914)	3,323
Depreciation and amortization	17,203	23,219	30,906
Amortization of prepaid monitoring fees	12,500	15,000	12,500
Equity based compensation expense	7,787	18,180	12,538
Other items, net	7,620	14,737	11,418
Changes in assets and liabilities:
Investment income due and accrued	1,717	1,720	169
Reinsurance recoverable — ceded policy liabilities	104	(1,938)	23,496
Other receivables	10,270	(4,395)	8,173
Deferred acquisition costs	14,925	31,650	7,812
Prepaid monitoring fees	(12,500)	(15,000)	(12,500)
Change in current income tax payable	3,853	14,436	(7,702)
Policy liabilities	(31,181)	(147,017)	(111,724)
Other liabilities, accounts payable and accrued expenses	(7,890)	(26,130)	(11,850)

Cash provided by (used in) continuing operations	22,319	(33,371)	(14,256)
Cash used in discontinued operations	(9)	(112)	(296)

Net cash provided by (used in) operating activities	22,310	(33,483)	(14,552)

Investing Activities
Securities available for sale
Purchases	(8,632)	(38,078)	(70,407)
Sales	161,997	138,777	92,043
Maturities, calls and redemptions	104,237	83,318	92,089
Student loan receivables	8,084	8,640	8,791
Short-term and other investments, net	(254,004)	(1,033)	(161,305)
Purchases of property and equipment	(7,156)	(9,542)	(10,076)
Net cash (out flow) proceeds from acquisition and disposition of subsidiaries	—	(45)	(440)
Change in restricted cash	(1,277)	(1,337)	(766)
Decrease (increase) in agent receivables	(3,788)	(9,480)	433

Net cash provided by/(used in) investing activities	(539)	171,220	(49,638)

Financing Activities
Repayment of student loan credit facility	(8,600)	(8,700)	(8,700)
Change in cash overdraft.	(159)	(6,804)	9,571
Increase in investment products	(1,414)	(4,514)	(4,794)
Excess tax benefits from equity-based compensation	(793)	(1,123)	(1,673)
Proceeds from shares issued to agent plans and other	4,294	7,044	8,005
Purchases of treasury stock	(10,597)	(9,718)	(21,152)
Dividends paid to shareholders	—	(118,454)	—
Other financing activity	(77)	—	—

Net cash used in financing activities	(17,346)	(142,269)	(18,743)

Net change in cash and cash equivalents	4,425	(4,532)	(82,933)
Cash and cash equivalents at beginning of period	12,874	17,406	100,339

Cash and cash equivalents at end of period in continuing operations	$17,299	$12,874	$17,406

Supplemental disclosures of cash flow information:
Interest paid (exclusive of the student loan credit facility)	$18,511	$27,594	$31,445

Interest paid under the student loan credit facility	$—	$—	$985

Federal income taxes paid, net of refunds	$8,841	$21,532	$21,009

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

HealthMarkets conducts its insurance businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), The Chesapeake Life Insurance Company (“Chesapeake”) and HealthMarkets Insurance Company (“HMIC”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont. HMIC is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New York and New Hampshire.

A group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners (the “Private Equity Investors”) in the aggregate own approximately 86.9% of the Company’s outstanding shares. See Note 15 of Notes to Consolidated Financial Statements.

Business Segments

The Company operates four business segments: Commercial Health Division, Insphere, Corporate and Disposed Operations. Through the Company’s Commercial Health Division the Company underwrites and administers a broad range of health and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division, as well as the residual operations from the disposition of other businesses prior to 2009. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Nature of Operations

Through the Company’s Commercial Health Division, HealthMarkets’ insurance company subsidiaries administer and issue primarily health insurance policies covering individuals, families, the self-employed and small businesses. HealthMarkets’ plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organizations (“PPO”) features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Historically, the Company marketed

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these products to the self-employed and individual markets through independent agents contracted with its insurance company subsidiaries. In the third quarter of 2010, the Company discontinued marketing its health benefit plans in all but a limited number of states in which Insphere, a subsidiary, does not currently have access to third-party health insurance products. The Company will continue to focus its efforts on selling products underwritten by third-party carriers as well as marketing its own supplemental insurance products.

During 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere is a distribution company specializing in the distribution to the small business and middle-income markets. Insphere distributes life, health, long-term care and retirement insurance to these markets through a portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, United Healthcare’s Golden Rule Insurance Company, Humana and Aetna, for which Insphere distributes individual health insurance products. Additionally, Insphere distributes certain Medicare Advantage products for Humana and United Healthcare. Insphere also distributes supplemental insurance, life and annuity, long-term care and retirement insurance products for a variety of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries.

Concentrations

Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The products offered by the third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere distributes these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During 2011, approximately 48% of the revenue recorded in Commissions and other income was generated through four third-party carriers.

Additionally, during the 2011, the Company’s insurance subsidiaries generated approximately 56% of premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Texas	7%
Maine	7%
Florida	6%
Washington	5%
Massachusetts	4%
Illinois	4%
North Carolina	3%
Pennsylvania	3%
Georgia	3%

56%

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

Investments

The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, collateralized debt obligations and municipal auction rate securities and bonds, which are classified as “available for sale” on the Company’s consolidated balance sheet and reported at fair value. Short-term investments primarily consist of highly liquid money market funds and are generally carried at cost, which approximates fair value. Other investments primarily consist of investments in equity investees which are accounted for under the equity method of accounting. In addition, short-term and other investments contain one alternative investment recorded at fair value.

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

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Unrealized investment gains and losses on available for sale securities, net of applicable deferred income tax, are reported in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets as a separate component of stockholders’ equity and accordingly, have no effect on net income. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated statements of operations.

Purchases and sales of short-term financial instruments are part of investing activities, and not necessarily a part of the cash management program. Short-term financial instruments are classified as “Investments” on the consolidated balance sheets and are included in investing activities in the consolidated statements of cash flows.

Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, the Company assesses whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its remaining amortized cost basis, the Company will determine the amount of impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the consolidated statements of operations. OTTI losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets as a separate component of stockholders’ equity and accordingly, have no effect on net income.

See Note 4 of Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

The Company classifies unrestricted cash on deposit in banks and amounts invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents on its consolidated balance sheets.

Student Loan Receivables

Student loans receivables consist of student loans issued through the Company’s Student Loan business and are carried at their unpaid principal balances, less any applicable allowance for losses, which approximated fair value at December 31, 2011 and 2010. See Note 5 of Notes to Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agent and other receivables

Agent and other receivables primarily consists of amounts due from agents for advanced commissions paid, reinsurance receivables from other insurance companies and membership fees and dues from membership associations that make available the Company’s health insurance products to their members. Receivables are stated net of an estimated allowance for doubtful accounts. Agent and other receivables consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Agent receivables	$21,396	$20,312
Reinsurance receivable	3,015	2,291
Due from associations	2,326	2,561
Other receivables	1,582	12,341
Allowance for losses	(6,903)	(4,997)

	$21,416	$32,508

Allowance for Doubtful Accounts

The Company maintains an allowance for potential losses that could result from defaults or write-downs on various assets, which are estimated based on historical collections, as well as management’s judgment regarding the likelihood to collect such amounts, The allowance for losses consists of the following:

	December 31,
	2011	2010
	(In thousands)
Student loan receivables	$5,991	$4,108
Agent receivables	6,903	4,997

	$12,894	$9,105

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding student loans receivables.

Deferred Acquisition Costs (“DAC”)

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers these costs and amortizes the deferred expense over the expected premium paying period of the policy, which approximates five years. Additionally, certain underwriting and policy issuance costs, which we determined to be more variable than fixed in nature are capitalized and amortized over the expected premium paying period of the policy. The Company also defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned.

The calculation of DAC requires the use of estimates based on actuarial valuation techniques. The Company reviews its actuarial assumptions and deferrable acquisition costs each year and, when necessary, revises such

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions to more closely reflect recent experience. For policies in force, the Company evaluates DAC to determine whether such costs are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

Set forth below is an analysis of deferred costs of policies issued and the related deferral and amortization in each of the years then ended:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Deferred costs of policies issued:
Beginning of year	$32,689	$64,339	$72,151
Additions	10,271	20,648	80,556
Amortization	(25,196)	(52,298)	(88,368)

End of year	$17,764	$32,689	$64,339

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and depreciated on a straight-line basis over their estimated useful lives (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). At December 31, 2011 and 2010 property and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Land and improvements	$2,119	$2,400
Buildings and leasehold improvements	31,202	33,677
Software	117,996	111,991
Furniture and equipment	44,371	43,696

	195,688	191,764
Less accumulated depreciation	158,222	148,026

Property and equipment, net	$37,466	$43,738

Depreciation expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Depreciation expense from continuing operations:
Commercial Health Division	$5,231	$9,066	$21,842
Insphere	4,261	3,130	4
Corporate	1,836	2,298	2,452
Disposed Operations	—	—	269

Total depreciation expense from continuing operations	$11,328	$14,494	$24,567

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2011, the Company classified as “Assets held for sale” on its consolidated balance sheet the value of one of its buildings and the adjoining land located on the campus of its home office in North Richland Hills, Texas. The value of the building and the land was reduced to the fair value based upon an acceptable offer the Company received from an unaffiliated third party. The offer was below the Company’s net book value and therefore the Company wrote-down the net book value of the building to fair value. The amount expensed in the second quarter as a result of the write-down of the building was approximately $544,000. In addition, the Company has expensed approximately $111,000 during 2011 primarily related to broker commissions. The Company closed the sale during the first quarter of 2012.

During 2011, the Company evaluated the amortization period for certain software used in the Insphere segment for agent compensation resulting in an increase in the amortization period from 3 years to 5 years. The impact of this change in estimate reduced depreciation expense by $653,000 for 2011.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Traditional life insurance future policy benefit liabilities are computed using the net level premium. Future contract benefits related to annuity contracts are generally based on policy account values.

See Note 8 of Notes to Consolidated Financial Statements.

Claims Liabilities

Claims liabilities represent the estimated liabilities for claims reported and claims incurred but not yet reported. The Company uses the developmental method to estimate its health claim liabilities, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the service dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient. See Note 8 of Notes to Consolidated Financial Statements.

Effective January 1, 2011, all claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same as for a previous service. Prior to 2011, the majority of health insurance products offered through the Commercial Health Division establish the claims liabilities using the modified incurred date. Under the modified incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are generally recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. See Change in Accounting Principle on Claim Liabilities below for discussion on the change in methodology from the modified incurred date to service date.

Change in Accounting Principle on Claim Liabilities

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

For products introduced in 2008 and later, claims payments were considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is referred to as the Service Date (“SD”) technique. This is consistent with the assumptions used in the pricing of these products and

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the policy language. At December 31, 2010, the Company had claims liabilities for products using the SD technique in the amount of $10.6 million, representing approximately 8% of the total claims liabilities of the Commercial Health Division. The use of the SD technique in establishing claims liabilities requires the establishment of a future policy benefit reserve while the MID technique does not. For the reasons discussed below, we believe that it is preferable to estimate the Company’s claims liabilities using the SD technique, and to apply such technique for claims liabilities previously calculated based on the MID technique.

As previously disclosed, in March 2010, Health Care Reform Legislation was signed into law. The Health Care Reform Legislation requires, beginning in 2011, a mandated minimum loss ratio (“MLR”) of 80% for the individual and small group markets. If MLR is below the mandated minimum, the Health Care Reform Legislation generally requires that the insurer return the amount of premium that is in excess of the required MLR to the policyholder in the form of rebates. The MLR is calculated for each of our insurance subsidiaries on a state-by-state basis in each state where the Company has issued major medical business. Department of Health and Human Services (“HHS”) rules indicate that the MLR calculation shall utilize data on incurred claims for the calendar year, paid through March of the following year.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

Prior to April 11, 2011 the Company held derivative instruments, specifically interest rate swaps, which were accounted for in accordance with ASC 815 Derivatives and Hedging. Such interest rate swaps were recorded at fair value, and were included in “Other liabilities” on the Company’s consolidated balance sheets prior to that period. The Company valued its derivative instruments using a third party. See Note 10 of Notes to Consolidated Financial Statements.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commissions and Other Income

Commissions and other income primarily consist of commission revenue generated from the sale of both insurance products and association memberships by our Insphere agents. Additionally, other income is derived by the Commercial Health Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products. Income is recognized as services are provided.

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

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with the issuance, maintenance and administration of in-force insurance policies. Set forth below is additional information concerning underwriting, acquisition and insurance expenses for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Amortization of deferred policy acquisition costs	$25,196	$52,298	$88,368
Administrative expenses	56,854	93,335	215,650
Premium taxes	16,406	19,684	25,542
Commissions	1,717	7,972	6,028
Intangible asset amortization	649	2,223	1,582
Variable stock compensation expense (benefit)	619	(1,682)	858

	$101,441	$173,830	$338,028

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2011 and 2010, the Company had accrued and reported in “Other liabilities” on its consolidated balance sheets, $3.6 million and $3.6 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to ten years. The Company incurred guaranty fund and other health related assessments of $4.1 million, $4.1 million and $5.0 million in 2011, 2010 and 2009, respectively, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statements of operations.

Advertising Expense

During 2009, the Company incurred advertising costs of $1.1 million. These amounts were expensed as incurred, and are included in “Underwriting, acquisition and insurance expenses” on the Company’s consolidated statements of operations. In subsequent periods, the Company exclusively used a third-party vendor to generate leads and as a result, 2010 and 2011 advertising expenses were nominal. Prior to 2010, the Company used both advertising and third-party vendors to generate leads for its agents.

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

Discontinued Operations

The Company reports the results of its former Special Risk Division operations as discontinued operations. The reported results from discontinued operations for the year ended December 31, 2009 also reflected the recognition of part of the deferred gain recorded on the 2004 sale of Academic Management Services’ remaining uninsured student loans.

Net Income Per Share

Basic earnings per share are calculated on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and other shares using the treasury stock method. See Note 14 of Notes to Consolidated Financial Statements.

Reclassification

Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 financial statement presentation.

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers a consensus of the FASB Emerging Issues Task Force (“ASU 2011-06”). This update addresses the recognition and classification of an entity’s share of the annual health insurance industry assessment (the “fee”) mandated by the Patient Protection and Affordable Care Act and its related reconciliation act. The fee will be levied on health insurers for each calendar year beginning on or after January 1, 2014 and is not deductible for income tax purposes. For reporting entities subject to the fee, the amendments in ASU 2011-06 specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company expects the fee to be material and is currently in the process of determining the full impact of adoption of the provisions of ASU 2011-06.

In October 2010, the FASB issued Accounting Standards Update 2010-26, Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred. The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period. The Company expects to apply the retrospective application and does not expect the impact of the adoption of the retrospective application provisions of ASU 2010-26 to be material.

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

In September 2011, the FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Early adoption is permitted. The adoption of the provisions of ASU 2011-08 will not have any impact on the Company’s consolidated financial statements.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $200.1 million of “Corporate debt and other” classified as Level 2 and $485,000 of “Commercial-backed” investments classified as Level 3. The $200.1 million of “Corporate debt and other” investments classified as Level 2 includes $105.6 million of an investment grade corporate bond issued by UnitedHealth Group Inc. (“UnitedHealth Group”) that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006 and $89.4 million of an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets. The $200.1 million of “Corporate debt and other” investments classified as level 2 have been valued using observable prices in active markets for similar assets or by using market inputs that are derived from or corroborated by observable market data.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,556	$20,046	$—	$24,602
Corporate debt and municipals	—	252,279	—	252,279
Residential-backed issued by agencies	—	46,315	—	46,315
Commercial-backed issued by agencies	—	625	—	625
Residential-backed	—	—	—	—
Commercial-backed	—	10,864	485	11,349
Asset-backed	—	3,658	—	3,658
Other bonds	—	89,371	—	89,371
Other invested assets (1)	—	—	1,913	1,913
Short-term investments (2)	606,485	—	—	606,485

	$611,041	$423,158	$2,398	$1,036,597

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $18.0 million of short-term other investments which is not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$—	$—	$—
Agent and employee plans	—	—	6,603	6,603

	$—	$—	$6,603	$6,603

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,611	$51,655	$—	$56,266
Corporate debt and municipals	—	402,883	—	392,246
Residential-backed issued by agencies	—	72,684	—	72,684
Commercial-backed issued by agencies	—	5,392	—	5,392
Residential-backed	—	2,410	—	2,410
Commercial-backed	—	44,367	—	45,283
Asset-backed	—	8,095	916	8,095
Other bonds	—	86,392	—	86,392
Other invested assets (1)	—	—	2,000	2,000
Short-term investments (2)	347,121	—	—	347,121

	$351,732	$673,878	$2,916	$1,028,526

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $23.9 million of short-term other investments which is not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,367	$—	$2,367
Agent and employee plans	—	—	6,238	6,238

	$—	$2,367	$6,238	$8,605

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

The Company also holds one fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of December 31, 2011, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.

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

Derivatives

The Company’s derivative instruments were valued utilizing valuation models that primarily used market observable inputs and are traded in the markets where quoted market prices are not readily available, and accordingly, these instruments are reflected within Level 2 of the fair value hierarchy.

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

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the years ended December 31, 2011 and December 31, 2010, respectively.

	Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Year Ended December 31, 2011
	Beginning Balance	Unrealized Gains or (Losses)	Sales	Settlements	Realized Gains or (Losses)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
	ASSETS
Commercial-backed	$916	$(36)	$(406)	$11	$—	$—	$485
Other invested assets	2,000	(65)	—	(22)	—	—	1,913

	$2,916	$(101)	$(406)	$(11)	$—	$—	$2,398

	LIABILITIES
Agent and employee stock plans	$6,238	$662	$—	$(297)	$—	$—	$6,603

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the 12 months ended December 31, 2011, the Company did not transfer any securities between Level 1, Level 2 and Level 3.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Year Ended December 31, 2010
	Beginning Balance	Unrealized Gains or (Losses)	Sales	Settlements	Realized Gains or (Losses)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
	ASSETS
Collateralized debt obligations	$2,905	$(835)	$(1,541)	$16	$(545)	$—	$—
Commercial-backed	1,297	(19)	(377)	15	—	—	916
Asset-backed	465	—	—	—	—	(465)	—
Municipals	7,238	762	(8,000)	—	—	—	—
Trading securities	9,893	657	(10,550)	—	—	—	—
Put options	657	(657)	—	—	—	—	—
Other invested assets	937	1,117	—	(54)	—	—	2,000

	$23,392	$1,025	$(20,468)	$(23)	$(545)	$(465)	$2,916

	LIABILITIES
Agent and employee stock plans	$16,651	$(375)	$—	$(10,038)	$—	$—	$6,238

During the 12 months ended December 31, 2010, the Company transferred one security out of Level 3 to Level 2. Prior to 2010, the Company valued this security internally; however, during 2010, the security began being priced by a pricing service. Furthermore, the Company determined there were adequate observable inputs that were sufficient for pricing the security.

Investments not reported at fair value

Other investments primarily consist of investments in equity investees, which are accounted for under the equity method of accounting on the Company’s consolidated balance sheet at cost.

4. INVESTMENTS

The Company’s investments consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Fixed maturities - available for sale	$428,199	$679,405
Short-term and other investments	626,415	373,023

Total investments	$1,054,614	$1,052,428

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011 and 2010, available for sale fixed maturities were reported at fair value which was derived as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-Credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$23,876	$726	$—	$—	$24,602
Corporate bonds and municipals	233,925	19,169	(815)	—	252,279
Residential-backed issued by agencies	43,236	3,080	(1)	—	46,315
Commercial-backed issued by agencies	611	14	—	—	625
Residential-backed	—	—	—	—	—
Commercial-backed	11,097	252	—	—	11,349
Asset-backed	3,807	145	(13)	(281)	3,658
Other	78,396	10,975	—	—	89,371

Total fixed maturities	$394,948	$34,361	$(829)	$(281)	$428,199

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-Credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$55,338	$1,006	$(78)	$—	$56,266
Corporate bonds and municipals	383,188	21,133	(1,438)	—	402,883
Residential-backed issued by agencies	68,932	3,827	(75)	—	72,684
Commercial-backed issued by agencies	5,156	236	—	—	5,392
Residential-backed	2,344	66	—	—	2,410
Commercial-backed	43,261	2,022	—	—	45,283
Asset-backed	8,046	346	(16)	(281)	8,095
Other	78,396	7,996	—	—	86,392

Total fixed maturities	$644,661	$36,632	$(1,607)	$(281)	$679,405

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available for sale fixed maturities at December 31, 2011, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$37,805	$37,976
Over 1 year through 5 years	152,808	166,747
Over 5 years through 10 years	129,821	145,132
Over 10 years	15,763	16,397

	336,197	366,252
Mortgage-backed and asset-backed securities	58,751	61,947

Total fixed maturities	$394,948	$428,199

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage-backed and asset-backed securities. At December 31, 2011, the Company had a carrying amount of $61.9 million of mortgage-backed and asset-backed securities, of which $46.9 million were government backed, $13.3 million were rated AAA, $485,000 were rated AA, and $1.2 million were rated BBB or less by external rating agencies. At December 31, 2010, the Company had a carrying amount of $133.9 million of mortgage-backed and asset-backed securities, of which $78.1 million were government backed, $51.0 million were rated AAA, $2.7 million were rated AA, $511,000 were rated A, and $1.5 million were rated BBB or less by external rating agencies. Additionally, the Company’s direct exposure to subprime investments is 0.1% of investments.

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2011 and 2010, excluding investments in U.S. Government securities:

	December 31,
	2011		2010
	Carrying Amount	% of Total Carrying Value	Carrying Amount	% of Total Carrying Value
	(Dollars in thousands)
Issuer — Fixed Maturities:
UnitedHealth Group(1)	$105,565	10.0%	$101,301	9.6%
Cigna Corporation(2)	89,371	8.5%	86,392	8.2%
Exelon	5,149	0.5%	14,944	1.4%
Issuer — Short-term investments (3):
Fidelity Institutional Money Market	$—	—	$208,208	19.8%
Fidelity Institutional Government Fund	478,841	45.4%	94,277	9.0%
Invesco STIT Government Fund	89,215	8.5%	—	—
First American Treasury Obligations Fund	37,797	3.6%	37,767	3.6%

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

As of December 31, 2011, the largest concentration in any one investment grade corporate bond was $105.6 million ($94.8 million face value), which represented 10.0% of total invested assets. This security was received from UnitedHealth Group as payment on the sale of the Company’s former Student Insurance Division. This security is carried at fair value which is derived by a similar publicly traded UnitedHealth Group security. The Company maintains a $75.0 million credit default insurance policy on this bond, reducing its default exposure to $19.8 million, or 1.9% of total invested assets. Additionally the Company holds a $78.4 million face value security received from the purchaser as consideration for the sale of our former Star HRG Division in July 2006. This security is held in a bankruptcy remote entity with the Company’s exposure limited to its residual investment of approximately $7.2 million at December 31, 2011. In addition to the security the Company received a guarantee agreement pursuant to which CIGNA Corporation unconditionally guaranteed the payment when due. This security is carried at fair value which is derived by a similar publicly traded CIGNA security (see Note 9 of Notes to Consolidated Financial Statements). The largest concentration in any one non-investment grade corporate bond was $4.9 million, which represented less than 1% of total invested assets. The largest exposure to any one industry was less than 10%.

Under the terms of various reinsurance agreements, the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of $36.7 million and $38.1 million as of December 31, 2011 and 2010, respectively. In addition, the Company’s domestic insurance company subsidiaries had securities with a fair value of $26.4 million and $29.1 million on deposit with insurance departments in various states at December 31, 2011 and 2010, respectively.

In 2005, the Company established a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continued to be carried as investment assets on the Company’s balance sheet during the term of the loans and were not reported as sales. The Company’s security lending policy required that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. The Company exited from the security lending program at its custodial bank in August 2011 and all loaned securities were returned at that time. At December 31, 2010, securities on loan to various borrowers totaled $89.4 million, respectively.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Income

A summary of net investment income sources is set forth below:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Fixed maturities	$24,144	$35,327	$37,716
Equity securities	—	—	56
Short-term and other investments	1,383	3,101	150
Agent receivables	1,297	1,414	2,513
Student loan interest income	3,236	4,110	4,734

	30,060	43,952	45,169
Less investment expenses	2,032	1,706	2,003

	$28,028	$42,246	$43,166

Realized Gains and Losses

Realized gains and losses and net impairment losses recognized in earnings and the change in unrealized investment gains and (losses) on fixed maturities, equity security and other investments are summarized as follows:

	Fixed Maturities	Equity Securities	Other Investments	Gains (Losses) on Investments
	(In thousands)
For The Year Ended December 31:
2011
Realized	$9,053	$—	$(111)	$8,942
Net impairment losses recognized in earnings	—	—	—	—
Change in unrealized	(1,494)	—	(65)	(1,559)

Combined	$7,559	$—	$(176)	$7,383

2010
Realized	$5,819	$(4)	$—	$5,815
Net impairment losses recognized in earnings	(765)	—	—	(765)
Change in unrealized	21,194	—	1,117	22,311

Combined	$26,248	$(4)	$1,117	$27,361

2009
Realized	$2,674	$33	$(322)	$2,385
Net impairment losses recognized in earnings	(4,504)	—	—	(4,504)
Change in unrealized	63,661	(32)	859	64,488

Combined	$61,831	$1	$537	$62,369

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Maturities

A summary of the proceeds and gross realized gains and losses from the sale, maturity and call of fixed maturities is set forth below:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds	$266,234	$211,317	$178,733

Gross realized gains	$9,053	$5,819	2,675
Gross realized losses	—	—	(1)
Impairment losses recognized in earnings	—	(765)	(4,504)

Net realized gains or (losses)	$9,053	$5,054	$(1,830)

Equity Securities

During the year ended December 31, 2011, the Company recorded no gains or losses on the sale of equity securities. During the year ended December 31, 2010, the Company recorded no gains and recorded a realized loss of $4,000 related to the sale of one equity security. During the year ended December 31, 2009, the Company recorded a realized gain of $33,000 and no losses related to the sale of one equity security.

Other-Than-Temporary Impairment (“OTTI”)

The Company did not recognize an OTTI loss in earnings during 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at December 31, 2011, a portion of which has been recognized in “Net impairment losses recognized in earnings” on the consolidated statement of operations and a portion of which has been recognized in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet:

Cumulative OTTI Credit Losses Recognized for Securities Still Held at January 1, 2011	Additions to OTTI Securities Where No Credit Losses Were Recognized Prior to January 1, 2011	Additions to OTTI Securities Where Credit Losses have been Recognized Prior to January 1, 2011	Reductions for Securities Sold During the Period (Realized)	Reductions for Increases in Cash Flows Expected to be Collected that are Recognized Over the Remaining Life of the Security	Cumulative OTTI Credit Losses Recognized for Securities Still Held at December 31, 2011
(In thousands)
$4,104	$—	$—	$(586)	$—	$3,518

Cumulative OTTI Credit Losses Recognized for Securities Still Held at January 1, 2010	Additions to OTTI Securities Where No Credit Losses Were Recognized Prior to January 1, 2010	Additions to OTTI Securities Where Credit Losses have been Recognized Prior to January 1, 2010	Reductions for Securities Sold During the Period (Realized)	Reductions for Increases in Cash Flows Expected to be Collected that are Recognized Over the Remaining Life of the Security	Cumulative OTTI Credit Losses Recognized for Securities Still Held at December 31, 2010
(In thousands)
$12,670	$—	$765	$(9,315)	$(16)	$4,104

Unrealized Gains and Losses

Fixed Maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2011 and 2010:

	December 31, 2011
	Unrealized Loss Less than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	—	—	—	—	—	—
Residential-backed issued by agencies	989	1	—	—	989	1
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	—	—	—	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	264	13	924	—	1,188	13
Corporate bonds and municipals	6,291	122	20,160	693	26,451	815
Other	—	—	—	—	—	—

Total	$7,544	$136	$21,084	$693	$28,628	$829

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Unrealized Loss Less than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$16,254	$78	$—	$—	$16,254	$78
Collateralized debt obligations	—	—	—	—	—	—
Residential-backed issued by agencies	4,810	75	—	—	4,810	75
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	426	—	426	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	—	—	3,296	16	3,296	16
Corporate bonds and municipals	7,124	57	30,967	1,381	38,091	1,438
Other	—	—	—	—	—	—

Total	$28,188	$210	$34,689	$1,397	$62,877	$1,607

Unrealized Losses Less Than 12 Months

Of the $136,000 in unrealized losses that had existed for less than twelve months at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer

Of the $693,000 in unrealized losses that had existed for twelve months or longer at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral and effective yields. Additionally, the Company considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of December 31, 2011, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.

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

Equity Securities

The Company had no gross unrealized investment gains or losses on equity securities at December 31, 2011, 2010 and 2009.

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

In connection with the Company’s exit from the Life Insurance Division business, each of MEGA, Mid-West and Chesapeake entered into Coinsurance Agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the Coinsurance Agreements, Wilton will fund student loans, provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. As of December 31, 2011, approximately $1.9 million of student loans have been funded by Wilton.

The Company’s arrangements with the party previously originating student loans terminated in 2010. To date, the Company has been unable to identify a new lender and there can be no assurance that such a lender will be identified in the future. The Company continues to evaluate whether a new lender is available to replace the previous lender; however, there can be no assurance whether and when a new lender will be located. In addition, as discussed above, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time. The Company does not believe this will have a material impact to the consolidated financial statements.

Loans issued to students are limited to the cost of school or prescribed maximums, and are generally collateralized by the related insurance policy and the co-signature of a parent or guardian. Set forth below is a summary of student loan receivables at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Student loans	$56,724	$64,420
Allowance for losses	(5,991)	(4,108)

Total student loan receivables	$50,733	$60,312

Of the net $50.7 million and $60.3 million carrying amount of student loans at December 31, 2011 and 2010, $49.4 million and $58.7 million, respectively, were pledged to secure payment of secured student loan indebtedness (see Note 9 of Notes to Consolidated Financial Statements). The fair value of student loans approximated the carrying value at December 31, 2011 and 2010.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for losses on student loans is summarized as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$4,108	$12,032	$11,695
Change in provision for losses	1,883	(7,924)	337

Balance at end of year	$5,991	$4,108	$12,032

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

The Company recorded bad debt expense related to student loans of $2.1 million, $3.2 million and $2.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest rates on student loans are principally variable (prime plus 2%). The Company recognized interest income from the student loans of $3.2 million, $4.1 million and $4.7 million in 2011, 2010 and 2009, respectively, which is included in “Investment income” on its consolidated statements of operations. At December 31, 2011 and 2010, accrued interest on student loans was $1.5 million and $1.9 million, respectively, and was included in “Investment income due and accrued” on the Company’s consolidated balance sheets.

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

The reinsurance receivable at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(In thousands)
Paid losses recoverable	$167	$57
Other — net	2,848	2,234

Total reinsurance receivable	$3,015	$2,291

At December 31, 2011 and 2010, reinsurance receivables were included in “Agent and other receivables” on the consolidated balance sheets. Additionally, at December 31, 2011 and 2010, reinsurance payables were $9.1 million and $9.5 million, respectively and were included in “Other liabilities” on the consolidated balance sheets. Reinsurance amounts include premiums ceded and expenses ceded to various reinsurers that were not yet settled at the balance sheet date.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in “Reinsurance recoverable — ceded policy liabilities” on the consolidated balance sheets primarily represent business ceded to Wilton as disclosed in the table below:

	December 31,
	2011	2010
	(In thousands)
Wilton	$345,635	$342,374
Other	17,504	20,869

Total coinsurance arrangements	$363,139	$363,243

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Premiums Written:
Direct	$603,259	$798,027	$1,032,128
Assumed	878	937	1,352
Ceded	(66,819)	(72,960)	(68,712)

Net Written	$537,318	$726,004	$964,768

Premiums Earned:
Direct	$610,428	$809,426	$1,045,501
Assumed	1,032	1,077	4,108
Ceded	(66,803)	(73,052)	(69,660)

Net Earned	$544,657	$737,451	$979,949

Ceded benefits and settlement expenses	$41,272	$37,941	$36,090

2008 Coinsurance Arrangements

In connection with the Company’s exit from the Life Insurance Division business, Wilton agreed, effective July 1, 2008, to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division. Under the terms of the coinsurance agreements entered into with Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), Wilton assumed responsibility for all insurance liabilities associated with the coinsured policies, and agreed to be responsible for administration of the coinsured policies. The Company remains primarily liable to the policyholders on those ceded policies, with Wilton assuming the risk from the ceding companies. As of each balance sheet date presented, policy liabilities ceded to Wilton were recorded in “Policy liabilities” with a corresponding asset recorded in “Reinsurance recoverable — ceded policy liabilities” on the Company’s consolidated balance sheets.

The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s consolidated balance sheets.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill by operating division as of December 31, 2011, 2010 and 2009 are as follows:

	Commercial Health	Insphere	Disposed Operations	Total
	(In thousands)
As of December 31, 2009
Goodwill	$40,025	$—	$359	$40,384
Accumulated impairment loss	—	—	—	—

Total	40,025	—	359	40,384
Acquisitions	—	297	—	297
Accumulated impairment loss	—	(297)	—	(297)

As of December 31, 2010
Goodwill	40,025	—	359	40,384
Accumulated impairment loss	—	—	—	—

Total	40,025	—	359	40,384
As of December 31, 2011
Goodwill	40,025	—	359	40,384
Accumulated impairment loss	—	—	—	—

Total	$40,025	$—	$359	$40,384

In connection with the Company’s annual goodwill impairment test performed during the fourth quarter of 2011, the Company did not record an impairment loss related to the Commercial Health Division goodwill as the estimated fair value substantially exceeded the carrying value of the underlying assets. No events or changes in circumstances occurred during the period that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period. However, the Company is continually assessing the provisions of Health Care Reform and the impact it continues to have on the Company’s inforce health insurance business. If the provisions of Health Care Reform significantly impact our Commercial Health Division adversely, this may result in a future impairment of goodwill.

During the second quarter of 2010, the Company determined it would wind down the current business of Insphere Securities Inc., a broker-dealer. This resulted in recording an impairment charge of $297,000 representing the goodwill incurred at the time of the acquisition. Accordingly, the goodwill is fully impaired and at December 31, 2010 carries no value in the table above.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, Net

	Commercial Health	Insphere	Total
	(In thousands)
Gross Asset Value:
As of December 31, 2009
Finite-lived intangible assets	51,240	—	51,240
Indefinite-lived intangible assets	4,044	—	4,044

Total	55,284	—	55,284
Reallocation of SIR	(38,664)	38,664	—
Impairment of state insurance licenses	(684)	—	(684)
Retirement of fully amortized intangible assets	(459)	—	(459)
As of December 31, 2010
Finite-lived intangible assets	12,117	38,664	50,781
Indefinite-lived intangible assets	3,360	—	3,360

Total	15,477	38,664	54,141
As of December 31, 2011
Finite-lived intangible assets	12,117	38,664	50,781
Indefinite-lived intangible assets	3,360	—	3,360

Total	15,477	38,664	54,141
Accumulated Amortization:
As of December 31, 2009	(9,695)	—	(9,695)
Retirement of fully amortized intangible asset	459	—	459
Amortization	(1,539)	(1,420)	(2,959)

As of December 31, 2010	(10,775)	(1,420)	(12,195)

Amortization	(649)	(1,426)	(2,075)

As of December 31, 2011	(11,424)	(2,846)	(14,270)

Net Book Value	$4,053	$35,818	$39,871

Amortization expense for intangible assets with finite lives is recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Underwriting, acquisition and insurance expense	$649	$1,539	$1,582
Other Expenses	1,426	1,420	—

Total	$2,075	$2,959	$1,582

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has one intangible asset with an indefinite useful life not subject to amortization in the amount of $3.4 million. This asset was generated from the acquisition of HealthMarkets Insurance Company. The intangible asset primarily represents the value of the state insurance licenses maintained by HealthMarkets Insurance Company. During the Company’s 2010 annual review for impairment, the Company evaluated the fair value of the license and concluded the fair value of these licenses was lower than that of the carrying value. The Company’s evaluation was based on a similar proposed transaction and as a result, an impairment charge in the amount of $684,000 was recorded in the fourth quarter of 2010. For the year ended December 31, 2011, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization Expense
(In thousands)
2012	$1,690
2013	1,629
2014	1,794
2015	1,553
2016	1,606
Thereafter	28,239

$36,511

8. POLICY LIABILITIES

As more fully described below, policy liabilities consisted of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities at December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
	(In thousands)
Future policy and contract benefits	$473,163	$453,773
Claims	94,743	208,675
Unearned premiums	27,523	34,862
Other policy liabilities	34,167	7,687

	$629,596	$704,997

Effective January 1, 2011, the Company changed the method used to calculate its policy liabilities for the majority of its health insurance products because it believes the new method is preferable in light of, among other factors, certain changes required by Health Care Reform Legislation. As a result of this change, the Company recorded the following: (i) a decrease in the amount of $77.9 million to claims and claims administration liabilities, (ii) an increase in the amount of $35.1 million to future policy and contract benefits, (iii) an increase in the amount of $15.0 million to deferred federal income tax liability and (iv) an increase in the amount of $27.8 million to retained earnings. (See Note 2 Summary of Significant Accounting Policies - Changes in Commercial Health Claim Liability Estimates).

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. Rebate payments for 2011 are to be paid by August 1, 2012. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. At December 31, 2011, the Company had accrued $26.9 million for this medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

During the years ended 2011, 2010 and 2009, the Company incurred the following costs associated with benefits, claims and settlement expenses net of reinsurance ceded:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Future liability and contract benefits	$(9,695)	$(5,160)	$4,010
Claims benefits	369,119	371,804	580,868

Total benefits, claims and settlement expenses	$359,424	$366,644	$584,878

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Accident & Health	$103,032	$86,995
Life	281,859	276,354
Annuity	88,272	90,424

	$473,163	$453,773

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to a return-of-premium (“ROP”) rider that the Company issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The future policy benefits for the ROP rider are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits were $75.9 million and $81.5 million at December 31, 2011 and 2010, respectively.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Life Policies and Annuity Contracts

With respect to traditional life insurance, future policy benefits are computed on a net level premium method. Such liabilities are graded to equal statutory values or cash values prior to maturity. As previously disclosed, the Company cedes substantially all of its direct life and annuity business.

The Company has assumed certain annuity business from another company, utilizing the same actuarial assumptions as the ceding company. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 5.5%.

The carrying amounts of liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities) at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Direct annuities	$57,547	$58,470
Assumed annuities	29,637	30,789
Supplemental contracts without life contingencies	1,088	1,165

	$88,272	$90,424

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, a claim liability estimate is developed and is expected to be adequate under reasonably likely circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements.

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(In thousands)
Commercial Health Division	$71,805	$180,543	$300,525
Disposed Operations	3,427	5,234	11,877

Subtotal	75,232	185,777	312,402
Reinsurance recoverable(1)	19,511	22,898	27,353

Total claim liabilities	$94,743	$208,675	$339,755

(1)	Reflects liability related to unpaid losses recoverable. The amount of the reinsurance recoverable associated with Disposed Operations in 2011, 2010 and 2009 was $14.8 million, $18.3 million and $22.4 million, respectively.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the date of service of the claim, as well as the dates a payment is made against the claim. The completion factors are selected so that they are equally likely to be redundant as deficient.

In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur at least annually and may be significant.

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

Set forth in the table below is the summary of the IBNR claim liability by business unit at each of December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Commercial Health Division	$36,150	$129,297	$211,634
Disposed Operations	3,427	4,765	10,880

Subtotal	39,577	134,062	222,514
Reinsurance recoverable	17,189	21,585	25,883

Total IBNR claim liability	56,766	155,647	248,397
ICOS claim liability	35,655	51,715	89,888
Reinsurance recoverable	2,322	1,313	1,470

Total ICOS claim liability	37,977	53,028	91,358

Total claim liability	$94,743	$208,675	$339,755

Percent of IBNR to Total	60%	75%	73%

With respect to Commercial Health Division, the Company establishes its claims liability dependent upon the incurred dates as described below. Effective January 1, 2011, all claim payments are considered incurred on

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date the service is rendered, regardless of whether the sickness or accident is distinct or the same as for a previous service. Prior to 2011, different incurral dates were used for different products. The IBNR percentage decreased in 2011 primarily as a result of the change from modified incurred date to the service date method.

Prior to 2011, for products introduced prior to 2008, claims liabilities for the cost of all medical services related to a distinct accident or sickness were recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not have been rendered to the insured until a later financial reporting period. A break in occurrence of a covered benefit service of more than six months resulted in the establishment of a new incurred date for subsequent services. A new incurred date was established if claims payments continued for more than thirty-six months without a six month break in service.

For products introduced in 2008 and later, claim payments have always been considered incurred on the date the service was rendered, regardless of whether the sickness or accident was distinct or the same. This is consistent with the assumptions used in the pricing of these products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Claims liability at beginning of year, net of reinsurance	$185,777	$312,402	$384,432
Less: Change in accounting principle (see Note 2)	77,937	—	—
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	382,974	449,421	613,212
Prior years	(13,855)	(77,617)	(32,344)

Total incurred losses, net of reinsurance	369,119	371,804	580,868

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	321,736	317,732	399,864
Prior years	79,991	180,697	253,034

Total paid claims, net of reinsurance	401,727	498,429	652,898

Claims liability at end of year, net of related reinsurance recoverable (2011 — $19,511; 2010 — $22,898; 2009 — $27,353)	$75,232	$185,777	$312,402

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Commercial Health segment for each of the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Commercial Health Division	$(13,132)	$(74,502)	$(36,342)
Disposed Operations	(723)	(3,115)	3,998

Total favorable development	$(13,855)	$(77,617)	$(32,344)

Impact on Commercial Health Division. As indicated in the table above, incurred losses developed at the Commercial Health Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Commercial Health Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2011, 2010 and 2009 is set forth in the table below by source:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Development in the most recent incurral months	$(1,934)	$(20,318)	$(26,013)
Development in completion factors	(8,921)	(33,809)	(27,499)
Development in reserves for regulatory and legal matters	(2,454)	(23,577)	19,149
Development in the ACE rider	393	2,596	(2,240)
Development in non-renewed blanket policies	—	—	5
Other	(216)	606	256

Total favorable development	$(13,132)	$(74,502)	$(36,342)

The total favorable claims liability development experience for 2011, 2010 and 2009 in the amount of $13.1 million, $74.5 million and $36.3 million, respectively, represented 7.3%, 24.8% and 10.4% of total claim liabilities established for the Commercial Health Division as of December 31, 2010, 2009 and 2008, respectively.

Development in the most recent incurral months and development in completion factors

As indicated in the table above, considerable favorable development ($10.9 million, $54.1 million and $53.5 million for the year ended December 31, 2011, 2010 and 2009, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. In both 2010 and 2011, the Commercial Health Division experienced significant favorable claims development, particularly in the completion factor portion of its claim liability estimate. Throughout 2010, the Company saw an ongoing decrease in the time period from incurral to payment of a claim primarily for those products using the modified incurred date, resulting in higher completion factors and lower reserves. In 2011 under the service date basis, the Company encountered significant redundancies in its estimates for older incurred years largely attributable to the remediation of state mandated claims, as described below in “Development in reserves for regulatory and legal matters”. In 2011, the Company revised its process for calculating completion factors to exclude claims that were part of this remediation, since the Company does not anticipate such activity in the future. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change.

Development in reserves for regulatory and legal matters

In 2009, the unfavorable development of the legal and regulatory reserves reflects an estimated claims liability arising from a review of claims processing for state mandated benefits. As a result of the review, in the fourth quarter ended December 31, 2009, the Company refined its estimate related to state mandated benefits and recorded a claim liability estimate of $23.9 million ($25.7 million including loss adjustment expense). For 2010

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2011, the favorable results include ongoing revisions to the claims liability estimates related to state mandated benefits as these benefits are processed, resulting in favorable development of $19.6 million for 2010 and unfavorable development of $261,000 for 2011. Excluding adjustments related to the state mandated benefits, the Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

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

Impact on Disposed Operations

The favorable claim liability development experience of $723,000 in 2011 and $3.1 million in 2010 are primarily related to the better than expected experience of the Medicare product and the Other Insurance Division products. The unfavorable claim liability development experience of $4.0 million in 2009 is primarily related to the poor performance of the Medicare product sold in the 2008 calendar year.

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

Based on its evaluation of these results, HealthMarkets has refined its estimates and assumptions used in calculating the claim liability estimate to regularly accommodate the changing patterns as they emerge. Additionally, see Note 2 of Notes to Consolidated Financial Statements for developments occurring in 2011.

The Company continues to update its completion factors to reflect more recent patterns of claim payments. Throughout 2010, we saw an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, we used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. During 2011, the Company again updated its completion factors to reflect the more recent patterns of claim payments resulting in a decrease in the claim liabilities of $7.8 million in the three months ended September 30, 2011. We will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.

During the fourth quarter of 2010, the Company revised its loss development technique for the most recent incurral months. We revised our technique to use a Bornhuetter-Ferguson calculation which weights a

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No additional refinements to the claim liability estimation techniques were found to be necessary during 2009 over and above the regular update of the completion factors, the impact of which was included in the benefit expense.

9. DEBT AND STUDENT LOAN CREDIT FACILITY

The Company’s debt is comprised of the following at December 31, 2011:

						Interest Expense
	Principal Amount	Maturity Date		Interest Rate(a)		For the Year Ended December 31,
						2011	2010	2009
	(Dollars in thousands)
2006 credit agreement:
Term loan	$362,500	2012		1.388%		$6,100	$10,993	$16,374
$75 million revolver (non-use fee)	—	2011		—		50	276	308
Grapevine Note(b)	72,350	2021		6.712%		4,856	4,856	—
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.953%		597	602	696
HealthMarkets Capital Trust I	51,550	2036		3.596%		1,757	1,771	2,108
HealthMarkets Capital Trust II	51,550	2036		3.596%		2,948	4,373	4,373
Interest on Deferred Tax Gain	—			3.000%		1,971	2,127	2,937
Amortization of financing fees	—					3,800	5,084	4,770
Other Interest Expense	—					3	—	—

Total debt	$553,420					$22,082	$30,082	$31,566
Student Loan Credit Facility	60,050	(c	)	0.00	% (d)	—	—	866

Total	$613,470					$22,082	$30,082	$32,432

(a)	Represents the interest rate on December 31, 2011.

(b)	On January 1, 2010, the Company adopted ASU 2009-16 and as a result, the Company concluded that Grapevine is a variable interest entity, and its activities should be included in consolidation. Prior to adoption the Company included its investment in Grapevine in “Fixed maturities” on the consolidated balance sheets. Under the guidance applicable at that time, Grapevine was a non-consolidated qualifying special-purpose entity.

(c)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(d)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental calculation of financing fee amortization is disclosed in the table below:

	Capitalized at December 31, 2011	Amortization Period (years)	Amortization Expense For the Year Ended December 31,
			2011	2010	2009
	(Dollars in thousands)
2006 credit agreement:
Term loan	$852	6	$3,262	$3,043	$2,838
$75 Million revolver (non-use fee)	—	5	158	632	632
Grapevine Note	110	15	8	8	—
Trust preferred securities:
UICI Capital Trust I	—	5	—	—	29
HealthMarkets Capital Trust I	—	5	185	699	635
HealthMarkets Capital Trust II	—	5	187	702	636

Total	$962		$3,800	$5,084	$4,770

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows:

For the Year Ended December 31,	Debt	Student Loan Credit Facility
	(In thousands)
2012	$362,500	$7,300
2013	—	6,400
2014	—	5,650
2015	—	4,950
2016	—	5,200
Thereafter	190,920	30,550

	$553,420	$60,050

The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $505.2 million and $499.2 million at December 31, 2011 and 2010, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2011 and 2010, the carrying amount of outstanding indebtedness secured by student loans approximated the fair value, as interest rates on such indebtedness reset monthly.

2006 Credit Agreement

In April 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The revolving credit facility expired on April 5, 2011. At both December 31, 2011 and 2010, $362.5 million remained outstanding under the term loan facility and bore interest at LIBOR plus 1%. The maturity date of the term loan is April 5, 2012. On February 29, 2012, the Company paid in full the remaining principal and interest on the term loan in an amount of $363.3 million.

At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement were based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC paid (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement were secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West, HealthMarkets Insurance Company and Insphere.

In connection with the financing, the Company incurred issuance costs of $26.5 million, which were capitalized and are being amortized over six years. In connection with the repayment, all remaining capitalized fees were amortized accordingly.

Trust Preferred Securities

2006 Notes

In April 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II, two newly formed Delaware statutory business trusts, (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “2006 Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the 2006 Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “2006 Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.37% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the 2006 Trust Securities will be paid at the same interest rates paid on the 2006 Notes.

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

In accordance with the Variable Interest Entities subsection of ASC Topic 810-10-15, Consolidation, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts is included in “Short-term and other investments” on the consolidated balance sheets. Income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the 2006 Notes, have been recorded as “Interest income” and “Interest expense,” respectively. Interest income, which is recorded in “Investment income” on the consolidated statements of operations, was $141,000, $185,000 and $195,000, respectively, for the years ended December 31, 2011, 2010 and 2009. In connection with the financing, the Company incurred issuance costs of $6.0 million, which were capitalized and are being amortized over five years through 2011.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Notes

On April 29, 2004, the Company, through a newly formed Delaware statutory business trust (the “Trust”), completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009 without incurring a prepayment penalty. The 2004 Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes. In connection with the financing, the Company incurred issuance costs of approximately $400,000, which were capitalized and have been fully amortized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below in the table are the assets and liabilities of Grapevine included in the Company’s consolidated balance sheet at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Fixed maturities, at fair value	$89,371	$86,392
Restricted cash	3,114	3,150
Investment income due and accrued	219	219
Other assets	110	118

Total Assets	$92,814	$89,879

Accounts payable and accrued expenses	2,276	2,275
Debt	72,350	72,350

Total liabilities	$74,626	$74,625

Student Loan Credit Facility

Prior to February 2007, the Company funded its student loan commitments with the proceeds from a secured student loan credit facility. Indebtedness outstanding under the student loan credit facility is represented by Student Loan Asset-Backed Notes (the “SPE Notes”), which were issued by a bankruptcy-remote special purpose entity (the “SPE”) and secured by alternative (i.e., non-federally guaranteed) student loans and accrued. At December 31, 2011 and 2010, the carrying amount of student loans and accrued interest pledged to secure payment of student loan indebtedness was $50.8 million and $60.5 million, respectively. Additionally, at December 31, 2011 and 2010, the Company held cash, cash equivalents and other qualified investments of $9.3 million and $8.0 million, respectively, pledged to secure payment of student loan indebtedness. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding student loans.

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

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans, and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2011 and 2010, the Company made principal payments of $8.6 million and $8.7 million, respectively on the SPE Notes.

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

10. DERIVATIVES

At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps were 3, 4 and 5 years beginning on April 11, 2006. HealthMarkets uses such interest rate swaps as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of the Company’s overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract, in which the Company has an unrealized gain, fails to perform according to the terms of the agreement. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings. During 2009 and 2010 the 3 year swap and 4 year swaps matured, respectively. Additionally, as of April 11, 2011, the remaining interest rate swap matured.

The table below represents the fair values of the Company’s derivative assets and liabilities designated as hedging instruments under ASC 815 as of December 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		Fair Value	Fair Value		Fair Value	Fair Value
	(In thousands)
Interest rate swaps		$—	$—	Other liabilities	$—	$2,367

Total derivatives		$—	$—		$—	$2,367

In accordance with ASC 820, the fair values of the Company’s interest rate swaps are also contained in Note 3 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 11, 2011, the remaining interest rate swap agreement has matured. In preparing its assessment of the hedge effectiveness at December 31, 2010 and 2009, there were no components of the derivative instruments that were excluded from the Company’s assessment. The table below represents the effect of derivative instruments in hedging relationships on the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) (Effective Portion)	Amount of Interest Expense (Income) Reclassified from Accumulated OCI into Income (Expense) (Effective Portion)			Location of (Gain) Loss (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
	(In thousands)
Interest rate swaps	$1,340	$5,750	$7,399	Interest expense	$1,308	$6,067	$9,139	Investment income	$35	$387	$650

During 2011, 2010 and 2009, the Company did not have any derivative instruments not designated as hedging instruments.

11. FEDERAL INCOME TAXES

Deferred income taxes for 2011 and 2010 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred tax liabilities:
Claims liabilities (See Note 2, Summary of Significant Accounting Policies -Change in Accounting Principle on Claims Liabilities)	$18,684	$—
Deferred policy acquisition and loan origination	3,140	8,741
Depreciable and amortizable assets	11,287	10,881
Unrealized gains on securities	12,306	12,380
Gain on installment sales of assets	54,767	54,767

Total gross deferred tax liabilities	100,184	86,769

Deferred tax assets:
Litigation accruals	918	203
Policy liabilities, exclusive of change in accounting principle	13,962	8,976
Capital loss carryover	—	1,194
Invested assets	33	245
Compensation accrual	7,950	11,587
Receivable allowances	4,084	2,772
State deferred tax assets of Insphere	763	513
State deferred tax asset on Insphere state operations loss carryover	4,838	3,118
Other	3,262	2,909

Total gross deferred tax assets	35,810	31,517
Less: valuation allowance	5,601	3,631

Deferred tax assets	30,209	27,886

Net deferred tax liability	$(69,975)	$(58,883)

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its corporate subsidiaries file a consolidated federal income tax return. The primary form of state taxation on insurance operations is the tax on collected premiums. The few states that do impose an income tax generally allow the income tax to be used as a credit against its premium tax obligation. Therefore, any state income taxes on insurance operations are accounted for as premium taxes for financial reporting purposes. However, Insphere is subject to state income taxes and files separate state income tax returns in all states and has incurred substantial current and historical operations losses. Therefore, income taxes for financial reporting purposes include the state income tax impact on the operations losses of Insphere. For federal tax purposes, the operations loss of Insphere is fully utilized to offset the taxable income of other members of the consolidated group.

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

The provision for income tax expense (benefit) consisted of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
From operations:
Continuing operations:
Current tax expense	$11,857	$34,810	$8,353
Deferred tax expense (benefit)	(3,815)	(2,914)	3,323

Total from continuing operations	8,042	31,896	11,676

Discontinued operations:
Current tax expense	43	36	88
Deferred tax expense	—	—	—

Total from discontinued operations	43	36	88

Total	$8,085	$31,932	$11,764

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Blended statutory state income tax rate on Insphere	(14.1)	(4.7)	—

Combined statutory income tax rates	20.9%	30.3%	35.0%
Low income housing credit	—	(0.1)	(1.4)
Stock compensation	5.2	—	—
Nondeductible monetary assessments and penalties	—	—	3.6
Nondeductible expenses, other	1.9	4.5	3.5
Nondeductible amortization of merger debt costs	4.5	1.4	3.6
Tax exempt income	(3.8)	(2.2)	(7.0)
Tax uncertainties	—	—	2.5
Valuation allowance on Insphere deferred state tax assets	14.2	4.7	—
Prior tax accrual	0.1	0.3	0.1

Effective income tax rate applicable to continuing operations	43.0%	38.9%	39.9%

Insphere’s anticipated state tax benefit for 2011 is $2.6 million or 4.7% of its operations loss of $55.8 million. This state tax benefit, when expressed as a percentage of consolidated continuing operations of $18.7 million, is a negative 14.1% as disclosed in the preceding table. For 2010, Insphere’s anticipated state tax benefit of $3.9 million was 4.7% of Insphere’s 2010 operations loss of $83.6 million and a negative 4.7% of 2010 consolidated continuing operations of $82.0 million. The establishment of the valuation allowance removes all state tax benefits of Insphere’s operating losses from the effective tax rate.

Tax benefits related to the excess of historical tax deductions over historical stock compensation expenses recognized for financial reporting purposes were added to paid-in capital (“APIC pool”) and not recognized in historical results of operations. During 2011, stock compensation expenses for financial reporting were sufficient to reverse and exhaust the tax benefits historically accumulated in the APIC pool resulting in an increase in the effective tax rate.

As further discussed in Note 16 of Notes to Consolidated Financial Statements, the Company paid monetary assessments or penalties in 2009 that are non-deductible for tax purposes. The litigation filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts, settled in 2009, resulted in penalty assessments in the aggregate of $3.0 million.

The Company has no unrecognized tax benefits as of December 31, 2011 and 2010 and did not add or settle unrecognized tax benefits for uncertain tax positions during 2011 and 2010. All tax years after 2007 remain subject to federal tax examination.

On August 31, 2011, the Company received the consent of the Internal Revenue Service (“IRS Consent”) to change the method of accounting for claims liabilities consistent with the 2011 change in accounting principle used for financial reporting purposes (See Note 2 Summary of Significant Accounting Policies - Change in Accounting Principle on Claims Liabilities). For tax purposes, the reduction in the claims liability is to be recognized as taxable income over a period of 4 years beginning in 2011, the year of change. The IRS Consent provides certain assurances that prevent the assessment of penalties and interest for any alleged prior

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

understatement of income reflected in the change in method. The Company believed that tax positions involving claims liabilities held before the change were consistent with accepted reserving techniques for the insurance contracts and would probably be sustained if challenged by taxing authorities. Based on the IRS Consent and its assurances as well as an evaluation of other tax positions, the Company has concluded that there are no significant tax positions that require recognition in its consolidated financial statements.

12. STOCKHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Common stock — issued:
Balance, beginning of year	32,307,963	31,634,475	31,026,166
Unvested shares returned and retired	(297,953)	(147,423)	—
Issued to officers, directors and agents	172,372	820,911	608,309

Balance, end of year	32,182,382	32,307,963	31,634,475

Treasury stock:
Balance, beginning of year	1,289,835	1,460,230	1,397,645
Repurchase of shares from agents and officers	1,128,064	796,553	1,087,052
Issuance upon vesting in agent plans	(413,627)	(353,707)	(365,278)
Issued to officers, directors, and agents	(450,176)	(613,241)	(659,189)

Balance, end of year	1,554,096	1,289,835	1,460,230

Shares outstanding, end of year	30,628,286	31,018,128	30,174,245

The Company’s Board of Directors determines the prevailing “fair market value” of HealthMarkets’ Class A-1 and A-2 common stock in good faith, considering factors it deems appropriate. Since the de-listing of the Company’s stock in 2006, the Company has generally retained independent investment firms on an annual basis, or more frequently if circumstances warrant, to assist with the valuation. When setting the “fair market value” of the Company’s common stock for the annual valuation, the Board considers, among other factors it deems appropriate, each independent investment firm valuation for reasonableness in light of known and expected circumstances. For quarterly valuations other than the annual valuation, the Board considers, among other factors it deems appropriate, earnings per share for that particular quarter. At December 31, 2011 and 2010, the “fair market value” of the Company’s Class A-1 and A-2 common stock, as determined by the Board of Directors, was $10.40 and $9.25, respectively.

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

Generally, the total stockholders’ equity of domestic insurance company subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2011:

	Minimum	Actual
	(In millions)
Mega	$51.1	$110.5
Mid-West	$22.0	$73.7
Chesapeake	$8.0	$35.7

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. The Company’s domestic insurance companies paid dividends of $308.5 million, $96.9 million and $68.8 million, to HealthMarkets, LLC in 2011, 2010 and 2009, respectively. The dividend amount for 2011 includes $159.4 million of extraordinary dividends paid from the Company’s MEGA insurance subsidiary.

In January 2012, the Company’s Mid-West insurance subsidiary paid an extraordinary dividend in the amount of $30.0 million to its parent, HealthMarkets, LLC. As a result, during 2012, the Company’s domestic insurance companies are eligible to pay additional aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $48.1 million without prior approval by statutory authorities.

Combined net income and stockholders’ equity for the Company’s domestic insurance company subsidiaries determined in accordance with statutory accounting practices, as reported in regulatory filings are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$60,039	$170,784	$97,923
Statutory surplus	$193,168	$396,657	$325,731

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	10,747	$50,197	$17,724
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	7,494	28,126	62,939
Reclassification for investment (gains) losses included in net income (loss)	(9,053)	(5,815)	1,830
Other-than-temporary impairment losses recognized in OCI	—	—	(281)

Effect on other comprehensive income (loss) from investment securities	(1,559)	22,311	64,488

Unrealized losses on derivatives used in cash flow hedging during the period	(3)	(704)	(2,390)
Reclassification adjustments included in net income (loss)	1,343	6,454	9,789

Effect on other comprehensive income from hedging activities	1,340	5,750	7,399

Other comprehensive income (loss), before tax	(219)	28,061	71,887
Income tax expense related to items of other comprehensive income (loss)	76	9,819	25,161

Other comprehensive income (loss), net of tax	(143)	18,242	46,726

Comprehensive income	$10,604	$68,439	$64,450

13. STOCK-BASED COMPENSATION PLANS

Invest Stock Ownership Plan

In connection with the reorganization of the Company’s agent sales force into an independent career-agent distribution company, and the launch of Insphere, effective January 1, 2010, the series of stock accumulation plans established for the benefit of the independent contractor insurance agents and independent contractor sales representatives (the “Predecessor Plans”) were superseded and replaced by the HealthMarkets, Inc. InVest Stock Ownership Plan (“ISOP”). A total of 2.0 million shares of HealthMarkets Class A-1 common stock and 6.5 million shares of HealthMarkets Class A-2 common are authorized for issuance under the ISOP. Shares may be purchased by participants under the ISOP or acquired by participant upon vesting of awards granted by the Company. Share requirements may be met from unissued or treasury shares. Eligible insurance agents and designated eligible employees may participate in the ISOP. Accounts under the Predecessor Plans were transferred to the ISOP. Several features of the ISOP differ in certain material respects from the Predecessor Plans, including, but not limited to, plan participation by designated eligible employees and the elimination of the reallocation of forfeited matching account credits after June 30, 2010.

The ISOP generally combines a contribution feature, and a Company-match feature. The contribution feature provides that eligible participants are permitted to allocate a portion of their commissions or other eligible compensation earned on a monthly basis (subject to prescribed limits) to purchase shares of HealthMarkets common stock, Class A-1 for employees and Class A-2 for agents, at the fair market value of such shares at the

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of purchase. Under the Company-match feature of the ISOP, participants are eligible to have posted to their respective ISOP matching accounts book credits in the form of equivalent shares (subject to prescribed limits) based on the number of shares of HealthMarkets common stock purchased by the participant under the contribution feature of the ISOP. The matching credits vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s ISOP matching account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets common stock. In addition, under the Company-match feature, the Company may post additional bonus credits (“Bonus Credits”) in the form of share equivalents to the participants’ matching accounts. The terms of the Bonus Credits, including level of Company contribution or matching, and vesting terms, are determined prior to the initial posting of the Bonus Credits and may differ significantly from the terms of the Company-match feature of the ISOP. Prior to July 1, 2010, matching credits and certain Bonus Credits forfeited by participants were reallocated each year among eligible participants and credited to eligible participants’ accounts.

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

During 2011, the Company issued 89,635 Class A-1 shares and 360,541 Class A-2 shares and received $4.2 million under the contribution feature of the ISOP. The funds received under the contribution-feature of the ISOP are reflected as financing activities in the Consolidated Statements of Cash Flows.

The following table sets forth the total compensation expense and tax benefit associated with the Company’s Agent Plans for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total compensation expense employees	$1,744	$1,883	$—
Total compensation expense non-employees	3,934	6	4,835

Total Agent Plan compensation expense	$5,678	$1,889	$4,835
Related tax benefit	1,987	661	1,692

Net expense	$3,691	$1,228	$3,143

The fair value of awards under the Agent Plans is the share price of the Company’s stock, as determined by the Company’s Board of Directors (“Fair Value”) (see Note 12 of Notes to Consolidated Financial Statements). The Company recognizes expense for awards granted in or after 2010 under the ISOP on a straight line basis. The Company recognizes expense for awards originally granted prior to 2010 under the Predecessor Plans over the required service period for each separately vesting portion of the award as if the award was multiple awards. Company-match transactions are not reflected in the statement of cash flows since issuance of equity securities to settle the vesting of Agent Plan awards are non-cash transactions. Generally, the vesting of credits and the corresponding issuance of shares under the ISOP results in ordinary income for the participant and a deduction for tax purposes for the Company equal to the fair market value of the shares at the delivery date. For the ISOP awards, when there is a difference between the amount and/or timing of compensation cost recognized for financial reporting purposes and compensation cost that is deductible for income tax purposes, deferred taxes are recognized on temporary differences that arise with respect to the recognition of compensation cost. Upon

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting of the awards, the temporary difference related to the compensation expense for financial reporting purposes is eliminated when the tax deduction is taken.

Compensation cost for ISOP awards to designated eligible employees is measured on the Fair Value of the award at the date of grant. The grant-date Fair Value is not adjusted for subsequent changes in the Fair Value of the underlying award. The Company recognizes expense on employee awards over the requisite service period with a corresponding credit to additional paid-in capital. The service period begins on the date of grant and ends when the required service has been provided, which is the date the matching credits vest. For the ISOP awards to employees, in most instances, there is a difference between the amount and timing of compensation cost recognized for financial reporting purposes and compensation cost that is deductible for income tax purposes. Excess tax benefits (i.e. when tax deduction exceeds previously established deferred tax asset) are recognized as additional paid-in capital in the period the benefit is realized. Tax shortfalls (i.e. when deferred tax assets exceeds tax deduction) are offset against any existing additional paid-in capital to the extent previously realized from excess tax benefits. Any remaining shortfall is recognized as a charge to tax expense. During 2011, 190,353 awards to employees vested with an intrinsic value of $1.8 million and there was $136,000 tax shortfall that was offset against additional paid-in capital. During 2010, no ISOP awards to employees vested and there were no excess tax benefits or tax shortfalls recognized on the ISOP. There was $1.5 million and $1.8 million of unrecognized compensation costs on the employee awards at December 31, 2011 and 2010, respectively. The unrecognized costs are expected to be recorded over the remaining contractual term of the awards.

Set forth below is a summary of ISOP employee transactions.

Transactions	ISOP Employee Credits	Weighted Grant Date Fair Value	Intrinsic Value 000’s	Weighted Remaining Contractual Term (Yrs)
Balance December 31, 2010	744,894	$9.69	$6,726	1.7
Awards Granted	64,038	9.38
Non-employee to employee awards (1)	18,905	9.58
Employee to non-employee awards (2)	(42,308)	9.48
Vesting of Credits	(190,353)	12.50
Forfeited	(95,690)	9.50

Balance December 31, 2011	499,486	8.99	$4,785	.9

Expected to Vest	473,297	$9.05	$4,534	.9

(1)	Transaction arising from conversion of former independent agents to designated employees
(2)	Transactions arising from conversion of former designated employee to independent agent

Initial compensation cost for non-employee awards is measured on the Fair Value of the award at the date of grant. Compensation cost is remeasured at each financial reporting date, based on the current share price of the Company’s stock, until settlement of the award. During the requisite service period, compensation cost recognized for non-employee awards is based on the proportionate amount of the required service that has been rendered to date with a corresponding credit to a liability account. Upon vesting, the Company reduces the liability with a corresponding credit to equity. There was $5.7 million and $5.8 million of unrecognized compensation costs on the non-employee awards at December 31, 2011 and 2010, respectively. The unrecognized costs are expected to be recorded over the remaining contractual term.

The accounting treatment of the Company’s non-employee awards results in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair value of the Company’s common stock, as

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the Company’s Board of Directors. In periods of decline in the fair value of HealthMarkets common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair value of the Company’s common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted. At December 31, 2011 and 2010, the Company’s liability for future unvested benefits under the Agents Plans was $6.3 million and $6.0 million, respectively. Set forth below is a summary of ISOP non-employee transactions.

Transactions	ISOP Non-Employee Credits	Intrinsic Value 000’s	Weighted Remaining Contractual Term (Yrs)
Balance December 31, 2010	2,067,924	$18,674	2.2
Awards Granted	473,484
Non-employee to employee awards (1)	(18,905)
Employee to non-employee awards (2)	42,308
Vesting of Credits	(387,636)
Forfeited	(407,125)

Balance December 31, 2011	1,770,050	$16,957	1.9

Expected to Vest	1,252,606	$12,000	1.3

(1)	Transaction arising from conversion of former independent agents to designated employees
(2)	Transactions arising from conversion of former designated employee to independent agent

HealthMarkets 401(k) and Savings Plan

The Company maintains the HealthMarkets 401(k) and Savings Plan (the “Employee Plan”) for the benefit of its employees. The Employee Plan enables employees to make pre-tax contributions to the Employee Plan (subject to overall limitations) and to receive matching contributions made by the Company. Beginning in 2010, contributions funded by the Company vest 100% immediately for participants who were employed with the Company in 2010, and to any new participants who enroll in the Employee Plan in 2011. For participants first entering the Employee Plan after 2011, matching contributions will vest on a 4 year graduated vesting schedule.

Three key provisions of the Employee Plan were amended during 2008: (i) the supplemental contribution was suspended in April 2008 and is now discretionary, (ii) through December 31, 2010, the matching contribution was increased from 50% to 100% of an employee’s pre-tax contribution, up to 6% of eligible compensation and (iii) an automatic enrollment feature was added in June of 2008. Effective January 1, 2011, the Company’s matching contribution returned to 50% of an employee’s pre-tax contributions, up to 6% of eligible compensation.

In accordance with the terms of the Employee Plan, during 2011, 2010 and 2009, the Company made matching contributions of $1.3 million, $3.4 million and $3.8 million, respectively.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Plans

At December 31, 2011, the Company had various share-based plans for employees and directors, which are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Amounts included in reported financial results:
Total cost of stock options	$1,318	$8,105	$3,735
Total cost of restricted stock awards	791	8,130	3,968
Total cost (benefit) of phantom stock plans	305	(435)	1,549

Amount charged against income, before tax	2,414	15,800	9,252
Related tax benefit	845	5,530	3,238

Net expense included in financial results	$1,569	$10,270	$6,014

The Company recognized $793,000, $1.1 million and $1.7 million of tax shortfalls in 2011, 2010 and 2009, respectively, from share-based compensation as cash from financing activities.

HealthMarkets 2006 Management Option Plan

In accordance with the Second Amended and Restated HealthMarkets 2006 Management Option Plan (the “2006 Plan”), restricted share awards or options to purchase up to an aggregate of 4,589,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company. Share requirements may be met from unissued or treasury shares. Stock option awards issued under the 2006 Plan expire ten years following the grant date and become immediately exercisable upon the occurrence of a “Change of Control” (generally, as defined in the 2006 Plan) if the optionee remains in the continuous employ of the Company until the date of the consummation of such Change of Control.

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

In addition to the Employee Options described above, additional non-qualified options to purchase shares of Class A-1 common stock have been granted under the 2006 Plan to certain non-employee directors as well as certain employees that vest in 20% increments on each of the first five anniversaries of the grant date.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2011, 623,000 non-qualified options to purchase shares of Class A-1 common stock were granted under the 2006 Plan to certain employees that vest on December 31, 2014. Vesting on one-half of the awards is subject to the achievement of individual annual specified performance targets.

In June and September of 2010, the Company modified certain stock options of nine individuals by issuance of 775,000 stock options in exchange for cancellation of all of their previously granted stock options. Incremental expense of $2.4 million is being recognized over the requisite service period of the new awards.

In September 2010, the Company entered into a Transition Agreement with the then Chief Executive Officer of the Company that effectively modified the terms of his stock options by accelerating vesting upon his termination. No incremental expense was recognized on this transaction. As a result, in September 2010, the Company recorded all remaining expense on his stock options that vested upon his departure of $3.0 million.

On February 25, 2010, the Board of Directors of HealthMarkets, Inc. (the “Board”) declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. To prevent a dilution in the rights of participants in the 2006 Plan, the Board approved an adjustment to options granted under the 2006 Plan pursuant to which the exercise price of the options was reduced by $3.94 per share; the amount of such dividend.

Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established.

	Options Outstanding for Accounting (Excludes Options with no Performance Criteria)				Performance-based Options(a)				Combined Total
	Number of Shares	Average Option Price per Share ($)	Aggregate Intrinsic Value ($) in (000’s)	Remaining Contractual Term	Number of Shares	Average Option Price per Share ($)	Aggregate Intrinsic Value ($) in (000’s)	Remaining Contractual Term	Number of Shares
Outstanding options at December 31,2010	2,424,500	11.12	2,890	8.2	20,884	19.48	—	7.5	2,445,384
Granted	833,000	9.40			—	—			833,000
Performance defined	9,550	20.76			(9,550)	20.76			—
Expired	(274,423)	18.76			—	—			(274,423)
Cancelled	(402,672)	10.52			(7,729)	19.10			(410,401)
Exercised/Settled	(30,000)	7.00			—	—			(30,000)

Outstanding options at December 31, 2011	2,559,955	9.99	3,170	7.4	3,605	16.90	—	6.94	2,563,560

Options exercisable at December 31, 2011	773,766	14.04	708	3.6	—	—	—	—	773,766
Options expected to vest	2,248,869	10.17	2,919	6.2	3,436	16.97	—	6.9	2,252,305

(a)	Includes future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of stock options (including future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes) outstanding and exercisable at December 31, 2011:

		Options Outstanding		Options Exercisable
Exercise Prices	Outstanding Options December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Exercisable Options December 31, 2011	Weighted- Average Exercise Price ($)
$ 7.00 - $ 7.34	1,235,000	8.4 years	7.13	289,750	7.14
$ 9.25 - $ 9.58	833,000	9.7 years	9.40	—	—
$15.06 - $16.57	394,804	0.6 years	15.45	384,400	15.44
$22.55 - $23.92	58,141	4.2 years	23.67	58,141	23.66
$30.86 - $31.06	8,350	1.3 years	30.88	7,985	30.88
$35.55 - $37.03	26,891	4.0 years	36.03	26,590	36.03
$37.35 - $38.09	5,366	1.8 years	37.46	5,080	37.45
$47.80 - $47.80	1,254	3.5 years	47.80	1,120	47.80
$49.76 - $49.76	420	0.2 years	49.76	420	49.76
$51.17 - $51.17	334	5.9 years	51.17	280	51.17

	2,563,560	7.5 years	10.00	773,766	14.04

The Company measures the fair value of the Time-Based Options, Performance-Based Options, and other service-based options at the date of grant using a Black-Scholes option-pricing model. The Company measures fair value of the Increasing Exercise Price Options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during 2011, 2010 and 2009 was $4.31, $3.48 and $10.20 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2011, 2010 and 2009.

	For the Year Ended December 31
Black-Scholes Values	2011	2010	2009
Expected volatility	39.55%	35.60%	47.96%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.71%	2.40%	3.16%
Expected life in years	7.94	7.43	7.05
Weighted-average grant date fair value	$4.31	$3.48	$10.20

	For the Year Ended December 31
Binomial Values	2011 (1)	2010 (1)	2009
Range of Expected volatility	N/A	N/A	45.19% - 65.51%
Range of Expected dividend yield	N/A	N/A	0.00%
Risk-free interest rate	N/A	N/A	2.71% - 3.46%
Expected life in years	N/A	N/A	5.72 - 8.46
Weighted-average grant date fair value	N/A	N/A	$10.22

(1)	The Company measures fair value of the Increasing Exercise Price Options using a binomial options valuation mode. No Increasing Exercise Price Options were issued in 2010 or 2011.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of all other options, valued with both the Black-Scholes and the binomial pricing models, was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Binomial option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. Expected volatilities were calculated as one-half of the average historical volatility of comparable companies during the time period, plus one-half of average implied volatility of comparable companies. The Company utilized historical data to estimate share option exercise and employee departure behavior.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $77,000, $-0- and $-0-, respectively. The Company cash settled the stock options exercised during 2011 at the intrinsic value of $77,000 and no additional expense was recognized at settlement. At December 31, 2011, there was $6.9 million of unrecognized compensation cost related to non-vested stock options. This compensation expense is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

Restricted stock has been granted under the 2006 Plan and individual agreements. Until the lapse of restrictions, generally extending over a five-year period, all unvested shares are subject to forfeiture if a grantee ceases to provide services to the Company as an employee. Upon a change in control of the Company, the shares of restricted stock are no longer subject to forfeiture. The restricted shares are eligible to receive dividends on unvested shares. The dividends are paid to the individual upon vesting of the awards. The Company paid dividends upon vesting of restricted shares of $661,000 and $1.6 million in 2011 and 2010, respectively.

Set forth below is a summary of restricted stock transactions in 2011.

	Restricted Share Awards (#)	Weighted Grant Date Fair Value ($)
Outstanding at December 31, 2010	993,059	11.61
Granted	—	—
Vested	(321,106)	14.54
Forfeited	(297,953)	14.08

Outstanding at December 31, 2011	374,000	7.14

Expected to Vest	340,826	7.14

During 2011, 2010 and 2009, the Company recorded compensation expense associated with restricted stock awards of $791,000, $8.1 million and $4.0 million, respectively. Included in the 2010 $8.1 million expense is $4.7 million expense in connection with the accelerated vesting of restricted shares in connection with the departure of two Company executives. At December 31, 2011, there was $7.8 million of unrecognized compensation costs, which are expected to be recorded over an average period of 2.0 years.

Other Stock-Based Compensation Plans

The Company had in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 200,000 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. During 2011, 2010 and 2009, the Company paid $289,000, $1.9 million and

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$900,000, respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2011, the Company had one stock-based incentive program remaining where the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 100,000 HealthMarkets shares to eligible participants. At December 31, 2011 and 2010, the Company’s liability for future benefits payable under the programs was $274,000 and $258,000, respectively, and was recorded in “Other liabilities” on the consolidated balance sheets.

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands except per share amounts)
Income from continuing operations	$10,668	$50,131	$17,562
Income from discontinued operations	79	66	162

Net income available to common shareholders	$10,747	$50,197	$17,724

Weighted average shares outstanding, basic	30,387	29,769	29,521
Dilutive effect of stock options and other shares (see Note 13)	873	930	663

Weighted average shares outstanding, dilutive	31,260	30,699	30,184

Basic earnings per share:
From continuing operations	$0.35	$1.69	$0.59
From discontinued operations	0.00	0.00	0.01

Net income per share, basic	$0.35	$1.69	$0.60

Diluted earnings per share:
From continuing operations	$0.34	$1.64	$0.58
From discontinued operations	0.00	0.00	0.01

Net income per share, diluted	$0.34	$1.64	$0.59

15. RELATED PARTY TRANSACTIONS

Introduction

At December 31, 2011, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners held approximately 54%, 22%, and 11%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu, David K. McVeigh and Jason K. Giordano serve as a Senior Managing Director, Executive Director and Principal, respectively, in the Corporate Private Equity group of The Blackstone Group; Adrian M. Jones serves as Managing Director of Goldman, Sachs & Co; and R. Neal Pomroy is Partner and Managing Director of Credit Suisse-DLJ Merchant Banking Partners.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, whereby the advisory affiliates agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees of $12.5 million for each of 2011 and 2009 were paid in full to the advisory affiliates of the Private Equity Investors in January 2011 and 2009, respectively. The aggregate annual monitoring fee of $15.0 million for 2010 included an initial payment of $12.5 million paid in January 2010 and an additional $2.5 million paid in April 2010 representing an upward adjustment. The monitoring fees were expensed ratably during the year incurred in “Other expenses” on the consolidated statements of operations in the Corporate reporting segment. Of the aggregate annual monitoring fees of $12.5 million for 2012, the Company paid $12.5 million in January 2012. The Company does not expect to incur any additional monitoring fees related to the Transaction and Monitoring Fee Agreements for 2012.

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

Future Transaction Fee Agreements

In accordance with the terms of separate Future Transaction Fee Agreements, each dated as of May 11, 2006, affiliates of each of the Private Equity Investors agreed to provide to the Company certain financial and strategic advisory services with respect to future acquisitions, divestitures and recapitalizations. For such services, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners are entitled to receive 0.6193%, 0.2538% and 0.1269%, respectively, of the aggregate enterprise value of any units acquired, sold or recapitalized by the Company. The Company has not paid any Future Transaction Fees during the three years ended 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program. The Company’s participation during 2011, 2010 and 2009 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

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

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. In 2011, the Company did not fund any capital calls and received no capital distributions. At December 31, 2011, based on funding by the Company and commitment reductions of $3.6 million by the fund managers, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. In 2011, the Company funded a capital call in the amount of $132,000; received capital distributions of $3.2 million; and received a distribution of earnings of $317,000. As of December, 2011, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $458,000.

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

Other

From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. During 2011, 2010 and 2009, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During 2011, 2010 and 2009 in connection with these events, the Company paid the hotel approximately $601,000, $3.6 million and $5.5 million, respectively. Additionally, employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.

16. COMMITMENTS AND CONTINGENCIES

Litigation Matters

The Company is a party to the following material legal proceedings:

Insurance Claims Litigation

As previously disclosed, Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff appealed the dismissal of this matter to the United States Tenth Circuit Court of Appeals which, on April 7, 2010, affirmed the dismissal. On June 16, 2008, plaintiff filed a related action with similar allegations naming HealthMarkets and Cornerstone America (formerly the principal marketing division of Mid-West) (Lukas Myers and Howard Myers et al. v. HealthMarkets, Inc., Cornerstone America, et al.) in the District Court of Arapahoe County, Colorado, Case No. 08-CV-1236 (the “Myers II matter”). Plaintiffs allege several causes of action, including fraud, fraudulent misrepresentation, breach of contract, bad faith and breach of the Colorado Consumer Protection Act, and seek unspecified compensatory and punitive damages, treble damages under the Colorado Consumer Protection Act, costs and attorneys’ fees. On June 15, 2009, defendants filed a motion to dismiss the Myers II matter, which motion was denied. Discovery in this matter is ongoing.

As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group and Mid-West were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff sought injunctive relief, and general and punitive monetary damages in an unspecified amount. On

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. Following a mandatory settlement conference held on April 19, 2011, the remaining parties settled this matter.

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

On October 20, 2010, HealthMarkets, Inc., MEGA, Mid-West and certain of the Company’s private equity investors were named as defendants in an action filed by the City Attorney for Los Angeles on behalf of the State of California (People of the State of California v. HealthMarkets et al.) in the Superior Court for the State of California, Los Angeles County Central District, Case No. BC447836. Plaintiff alleges, among other things, that the insurance company defendants violated the California Unfair Competition Law by improperly marketing limited forms of health insurance for which coverage was allegedly misrepresented as being comprehensive in nature. Plaintiff further alleges that the insurance company defendants violated the California False Advertising Law by using various forms of false advertising in connection with the sale and distribution of their insurance coverage. Plaintiff seeks civil penalties under California Law in the amount of $2,500 for each violation, as well as equitable relief in the form of restitution for the value of all money or property that the defendants allegedly acquired by means of unfair competition, deceptive marketing and false advertising. In August 2011, the Court dismissed The Blackstone Group and Goldman Sachs defendants from this matter on the basis that the plaintiff had not plead facts with sufficient specificity to constitute a valid cause of action against these parties. Plaintiff has one opportunity to amend its complaint in an attempt to assert a valid cause of action against these defendants. Discovery in this matter is ongoing. The Company is mounting a vigorous defense of this action. However, given the early stage of this matter, the Company is unable to determine at this time what, if any, impact it may have on the Company’s consolidated financial condition or results of operations.

Invasion of Privacy Litigation

As previously disclosed, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Plaintiff seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgment was denied. On August 16, 2010, plaintiff filed a motion for class certification, which motion was denied on November 30, 2011, leaving plaintiff’s individual claims as the only matters remaining to be addressed in this action In February 2012, the parties settled this matter on terms that, after consideration of applicable reserves and potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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

The Consent also imposes upon the Defendants certain non-monetary obligation. Effective October 1, 2009, for a period of five years from the date of written notice to customers, the Consent prohibits MEGA and Mid-West, or any insurance subsidiary of the Company, from writing or issuing Health Plans (as defined under applicable Massachusetts law) in Massachusetts. The Consent also requires the Defendants to provide customers with written notice regarding restrictions on renewals; requires disclosure to customers regarding medical loss ratio of the MEGA and Mid-West Health Plans for the calendar years 2008, 2009 and 2010 and whether the products qualify as Creditable Coverage (as defined under applicable Massachusetts law); and imposes a number of injunctive terms, copies of which must be served on persons who have served as insurance producers of Defendants since January 1, 2009. In June 2011, MEGA and Mid-West gave notice of their intention to non-renew Health Plans on each customer’s anniversary date, beginning on January 1, 2012. The non-renewal of such Health Plans is ongoing and will be completed on or before December 31, 2012. To the extent that the Defendants sell health benefit plans of a third party carrier, the Consent further requires the Defendants to implement revised agent training materials and agent oversight processes and provide reporting to the

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commonwealth of Massachusetts regarding compliance with performance standards under the previously reported May 2008 regulatory settlement agreement resolving matters arising from the multi-state market conduct examination of MEGA, Mid-West and Chesapeake (the “Insurance Companies”).

The resolution of this matter, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition on results of operations.

Agent Litigation

On July 6, 2010, HealthMarkets, Inc., MEGA and Mid-West were named as defendants in a putative class action (Jeffrey Cutter, Rina Discepolo, on behalf of themselves and others similarly situated v. HealthMarkets, Inc. et al.) pending in the Norfolk County Superior Court, Commonwealth of Massachusetts, Case No. 1:10-cv:11488-JLT. On August 13, 2010, this matter was removed to the United States District Court for the District of Massachusetts. The complaint alleges that the named plaintiffs (former district sales leaders contracted with the Company’s insurance subsidiaries) were employees (rather than independent contractors) under Massachusetts law and are therefore entitled, among other relief, to recover certain business costs under the Massachusetts Wage Act. On July 21, 2011, the Court certified the class and on September 26, 2011, the First Circuit Court of Appeals denied defendants’ motion to appeal the class certification. The Company is mounting a vigorous defense of this action. However, given the early stage of this matter, the Company is unable to determine at this time what, if any, impact it may have on the Company’s consolidated financial condition or results of operations.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Matters

Multi-state Market Conduct Examination

As previously disclosed, in March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of the Insurance Companies. On May 29, 2008, the Insurance Companies entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other states – Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The RSA provides for the settlement of the examination on the following terms:

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

All states and the District of Columbia, Puerto Rico and Guam signed the RSA (other than the states of Massachusetts and Delaware), which became effective on August 15, 2008. The Insurance Companies filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. In 2010, the Insurance Companies furnished information responsive to requests by the Monitoring Regulators and responded to comments by the Monitoring Regulators. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess the Insurance Companies’ performance with respect to RSA standards. Field work for the re-examination was completed in July 2011, the Company received a draft report regarding the re-examination from the Monitoring Regulators in October 2011 and the Company responded to the draft report in November 2011 and requested a hearing which is currently scheduled to occur in the second quarter of 2012. If the reexamination is unfavorable, the Insurance Companies are subject to additional penalties of up to $10 million.

Massachusetts Division of Insurance

As previously disclosed, in January 2009, the Massachusetts Division of Insurance (the “Division”) commenced a re-examination of certain key provisions of prior regulatory settlement agreement entered into between the Insurance Companies and the Division in 2006. On August 26, 2009, the Insurance Companies and

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The settlement terms include payment of a $2.0 million fee paid in September 2009; voluntary discontinuance of sales of health benefit plans to eligible individuals and small businesses in the Massachusetts market; and agreement not to offer any new health benefit plans in Massachusetts on or after October 1, 2009, for a period of three years. The Insurance Companies may continue to offer supplementary vision, dental and related specialty plans that are not considered “health benefit plans” under Massachusetts law, and may continue to renew all existing health benefit plans and to honor all existing contracts pursuant to applicable statutory and regulatory requirements. The terms of the Settlement Agreement also require referral of all producer disciplinary actions to the Division’s Special Investigations Unit for a two year period; a targeted customer outreach notifying certain insureds of their right to participate in a claims reassessment process (which process has been completed); monthly reporting to the Division regarding the claims reassessment process and Special Investigation Unit referrals; and continued compliance with the requirements of the 2006 regulatory settlement agreement as such requirements pertain to the business that the Insurance Companies continue to issue and/or renew after the Settlement Agreement is executed. The reasonable costs of the Division in monitoring compliance with the Settlement Agreement will be paid by the Insurance Companies. The Division may impose an additional penalty of up to $3.0 million if the Insurance Companies fail to comply with the requirements of the Settlement Agreement which the Company has not accrued since this is not deemed probable.

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

National Health Care Reform Legislation

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) were signed into law. The Health Care Reform Legislation has, and is expected to continue to, significantly impact the Company’s business, including but not limited to the minimum medical loss ratio requirements applicable to its insurance subsidiaries as well to health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations for certain key aspects of the legislation. Due to the complexity of the Health Care Reform Legislation, gradual implementation and the pending status of certain

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance and regulations, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses), and have made material changes to our business, as a result of the Health Care Reform Legislation. These changes include the adjustments to our in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans - the effective date of the new plan year), although certain states required an earlier effective date. Plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company made all state form and rate filings necessary to include these new requirements and, effective in September 2011, made required rate and form changes for new policies marketed after that date. With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally. In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations. For additional information, see Item 1A — Risk Factors, National Health Care Reform discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company and its subsidiaries lease office space under various lease agreements with initial lease periods ranging from three to ten and one-half years. At December 31, 2011, minimum rental commitments under non-cancellable operating leases were as follows:

Operating Leases
(In thousands)
2012	$3,963
2013	3,250
2014	1,912
2015	1,331
2016	835
Thereafter	140

Total minimum lease payments	$11,431
Sublease proceeds	(2,401)

Net lease payments	$9,030

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $4.3 million and $1.6 million, respectively. The Company subleases office space under multiple agreements, which expire on various dates through 2018. Sublease income from such agreements was $810,000, $434,000 and $253,000 for 2011, 2010 and 2009 and 2008, respectively.

During 2010 and 2009, the Company recorded impairment expenses of approximately $1.2 million and $4.9 million, respectively, which is included in “Underwriting, acquisition and insurance expenses” (if incurred by MEGA) or “Other expenses” (if incurred by Insphere) on the consolidated statement of operations. Such expenses relate to 16 leased facilities which the Company no longer utilizes. With respect to the abandoned facilities, at December 31, 2011 the Company had a liability of $1.8 million, which is included in “Other liabilities” on the consolidated balance sheet. Lease payments net of sublease proceeds will be applied against the liability through October 2016, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.

During 2011, the Company reduced its liability by $382,000 primarily as a result of subleasing two offices for more than originally estimated at the time of impairment.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student Loan Commitments

As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has outstanding commitments to fund student loans through 2026. The total commitment for the next five school years and thereafter, as well as the amount the Company expects to fund considering utilization rates and lapses, are as follows:

	Total Commitment	Expected Funding
	(In thousands)
2012	$3,765	$233
2013	4,939	215
2014	6,345	196
2015	6,601	143
2016	6,336	98
Thereafter	28,334	129

Total	$56,320	$1,014

In connection with the Company’s exit from the Life Insurance Division business, each of MEGA, Mid-West and Chesapeake entered into coinsurance agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the coinsurance agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton to exceed $10.0 million. As of December 31, 2011, approximately $1.9 million of student loans have been funded by Wilton.

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

Letters of Credit and Trust Agreements

In the ordinary course of business, the Company’s insurance subsidiaries reinsure certain risks with other insurance companies. A number of reinsurance contracts associated with policies issued through ZON-Re required the Company to extend a letter of credit or enter into a trust agreement primarily to secure the payment of insured’s claims. At December 31, 2011, the Company had in place two trust agreements in the aggregate amount of $600,000 related to such reinsurance contracts. At December 31, 2011, the Company had no outstanding letters of credit.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. INVESTMENT ANNUITY SEGREGATED ACCOUNTS

At December 31, 2011 and 2010, the Company had deferred investment annuity policies that have segregated account assets and liabilities, of $252.4 million and $257.7 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

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

19. SEGMENT INFORMATION

The Company operates four business segments, Commercial Health Division, Insphere, Corporate and Disposed Operations. Through the Commercial Health Division, the Company underwrites and administers a broad range of health and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of the Medicare Division and the Other Insurance Division as well as the residual operations from the disposition and wind down of other businesses prior to 2009.

Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different allocation methods

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue from continuing operations and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of our business segments and divisions were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue from continuing operations:
Commercial Health Division	$585,269	$798,666	$1,061,450
Insphere	73,723	46,170	1,192
Corporate	24,009	24,737	13,616
Intersegment Eliminations	(19,397)	(10,327)	(2,088)

Total revenues excluding disposed operations	663,604	859,246	1,074,170
Disposed Operations	1,593	2,407	9,227

Total revenue from continuing operations	$665,197	$861,653	$1,083,397

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division	$101,928	$236,771	$117,498
Insphere	(53,694)	(81,335)	(11,902)
Corporate	(31,251)	(76,432)	(73,336)

Total operating income excluding disposed operations	16,983	79,004	32,260
Disposed Operations	1,727	3,023	(3,022)

Total income from continuing operations before federal income taxes	$18,710	$82,027	$29,238

Assets by operating segment at December 31, 2011, 2010, and 2009 are set forth in the table below:

	December 31,
	2011	2010	2009
	(In thousands)
Assets:
Commercial Health Division	$404,033	$490,088	$731,594
Insphere	62,194	77,139	14,507
Corporate	830,253	769,105	734,040

Total assets excluding assets of Disposed Operations	1,296,480	1,336,332	1,480,141
Disposed Operations	380,238	383,319	391,357

Total assets	$1,676,718	$1,719,651	$1,871,498

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposed Operations assets at December 31, 2011, 2010 and 2009 primarily represent reinsurance recoverable for the Company’s former Life Insurance Division of $356.8 million, $356.7 million and $353.7 million, respectively.

20. CONDENSED FINANCIAL INFORMATION OF HEALTHMARKETS, LLC

HealthMarkets, LLC is a wholly owned subsidiary of HealthMarkets, Inc., the holding company. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The condensed financial information of HealthMarkets, LLC is presented below.

BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Investments in and advances to subsidiaries*	$311,752	$549,758
Other invested assets	3,570	3,570
Cash, cash equivalents and short term investments	376,061	101,235
Receivable(payable) from HealthMarkets, Inc.*	(1,165)	1,054
Deferred financing costs and other assets	861	4,663

	$691,079	$660,280

LIABILITIES & STOCKHOLDER’S EQUITY
Accrued expenses and other liabilities	$12,924	$18,153
Debt	481,070	481,070

	493,994	499,223
Stockholder’s equity*	197,085	161,057

	$691,079	$660,280

*	Eliminated in consolidation.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income:
Dividends from continuing operations*	$322,250	$128,500	$73,800
Investment and other income	1,391	832	326
Realized gains losses	—	—	(319)

	323,641	129,332	73,807
Expenses:
General and administrative expenses	186	1,529	70
Interest expense	15,244	23,090	28,630

	15,430	24,619	28,700

Income before equity in undistributed earnings of subsidiaries	308,211	104,713	45,107
Deficit in undistributed earnings of subsidiaries*	(287,065)	(25,053)	(1,792)

Net income	$21,146	$79,660	$43,315

*	Eliminated in consolidation.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. QUARTERLY UNAUDITED DATA

	For the Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except per share amounts)
Income Statement Data:
Revenues from continuing operations	$154,309	$161,320	$164,544	$185,024	$204,383	$206,143	$219,564	$231,563
Income from continuing operations before federal income taxes	2,058	10,310	1,161	5,181	27,324	34,194	18,793	1,716
Income from continuing operations	439	6,449	616	3,164	16,716	22,243	10,404	768
Income from discontinued operations	44	11	10	14	27	12	13	14
Net income	$483	$6,460	$626	$3,178	$16,743	$22,255	$10,417	$782
Per Share Data:
Basic earnings per common share:
Income from continuing operations	$0.02	$0.21	$0.02	$0.11	$0.56	$0.75	$0.35	$0.03
Income from discontinued operations	—	—	—	—	—	—	—	—

Net income	$0.02	$0.21	$0.02	$0.11	$0.56	$0.75	$0.35	$0.03

Diluted earnings per common share:
Income from continuing operations	$0.02	$0.21	$0.02	$0.10	$0.54	$0.73	$0.34	$0.03
Income from discontinued operations	—	—	—	—	—	—	—	—

Net income	$0.02	$0.21	$0.02	$0.10	$0.54	$0.73	$0.34	$0.03

Computation of earnings per share for each quarter is made independently of earnings per share for the year.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Investments in and advances to subsidiaries*	$198,250	$160,003
Cash, cash equivalents and short term investments	74,244	67,171
Refundable income taxes	3,568	11,148
Deferred income tax	9,029	13,233
Other	62	91

	$285,153	$251,646

LIABILITIES
Accrued expenses and other liabilities	$7,880	$11,337
Agent plan liability	1,965	3,607
Net liabilities of discontinued operations	1,486	1,574

	11,331	16,518

STOCKHOLDERS’ EQUITY
Common stock	322	323
Additional paid-in capital	50,535	54,772
Accumulated other comprehensive income	21,838	21,981
Retained earnings	216,884	178,313
Treasury stock	(15,757)	(20,261)

	273,822	235,128

	$285,153	$251,646

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income:
Dividends from continuing operations*	$—	$120,000	$—
Intercompany administrative fees*	4,385	—	—
Interest and other income	95	70	266

	4,480	120,070	266
Expenses:
General and administrative expenses (includes amounts paid to related parties of $14,434, $16,737 and $15,075 in 2011, 2010 and 2009, respectively)	25,751	52,003	50,744
Interest expense	—	—	39

	25,751	52,003	50,783

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	(21,271)	68,067	(50,517)
Federal income tax benefit	10,793	22,470	24,986

Income (loss) before equity in undistributed earnings of subsidiaries	(10,478)	90,537	(25,531)
Surplus (deficit) in undistributed earnings of continuing operations*	21,146	(40,406)	43,093

Income from continuing operations	10,668	50,131	17,562
Loss from discontinued operations	—	—	(60)
Equity in undistributed earnings from discontinued operations*	79	66	222

Income from discontinued operations	79	66	162

Net income	$10,747	$50,197	$17,724

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net Income	$10,747	$50,197	$17,724
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	—	60
Equity in undistributed earnings of subsidiaries of discontinued operations*	(79)	(66)	(222)
Deficit (equity) in undistributed earnings of continuing operations*	(21,146)	40,406	(43,093)
Equity based compensation	4,472	16,438	1,271
Change in accrued expenses and other liabilities	(3,457)	(5,116)	4,893
Change in deferred income tax	4,281	1,276	4,009
Change in federal income tax refundable	7,580	4,606	4,159
Other items, net	28	8,012	4,883

Cash provided by (used in) continuing operations	2,426	115,753	(6,316)
Cash used in discontinued operations	(9)	(178)	(518)

Net cash provided by (used in) Operating Activities	2,417	115,575	(6,834)

Investing Activities
Sales, maturities, calls and redemptions of securities available for sale	—	8,000	—
Increase in investments in and advances to subsidiaries	11,829	41,453	15,300

Net cash provided by Investing Activities	11,829	49,453	15,300

Financing Activities
Tax benefits from share-based compensation	(793)	(1,123)	(1,673)
Purchase of treasury stock	(10,597)	(9,718)	(21,152)
Proceeds from shares issued to officers, directors and agent plans	4,294	7,044	8,005
Payments of dividends to shareholders	—	(118,454)	—
Other financing activity	(77)	—	—

Net cash used in Financing Activities	(7,173)	(122,251)	(14,820)

Net change in cash and cash equivalents	7,073	42,777	(6,354)
Cash and cash equivalents at beginning of period	67,171	24,394	30,748

Cash and cash equivalents at end of period	$74,244	$67,171	$24,394

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
	Deferred Policy Acquisition Costs	Future Policy Benefits Losses, Claims, and Loss Expenses	Unearned Premiums	Policyholder Funds
	(In thousands)
December 31, 2011:
Commercial Health Division	$17,764	$213,883	$27,160	$28,364
Disposed Operations	—	354,023	363	5,803

Total	$17,764	$567,906	$27,523	$34,167

December 31, 2010:
Commercial Health Division	$32,689	$307,385	$34,090	$1,599
Disposed Operations	—	355,063	772	6,088

Total	$32,689	$662,448	$34,862	$7,687

December 31, 2009:
Commercial Health Division	$63,947	$442,738	$45,287	$2,084
Disposed Operations	392	359,234	1,022	6,163

Total	$64,339	$801,972	$46,309	$8,247

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. J	Col. K
	Premium Revenue	Investment Income(1)	Benefits, Claims Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(2)	Premiums Written
	(In thousands)
2011:
Commercial Health Division	$544,661	$13,999	$360,087	$25,196	$71,448
Disposed Operations	(4)	1,598	(663)	—	531

	$544,657	$15,597	$359,424	$25,196	$71,979	$537,318

2010:
Commercial Health Division	$736,809	$21,579	$369,764	$51,906	$99,947
Disposed Operations	642	1,761	(3,120)	392	2,106

	$737,451	$23,340	$366,644	$52,298	$102,053	$726,004

2009:
Commercial Health Division	$973,331	$26,427	$578,361	$87,865	$216,034
Disposed Operations	6,618	1,830	6,517	503	4,451

	$979,949	$28,257	$584,878	$88,368	$220,485	$964,768

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(2)	Other operating expenses include underwriting, acquisition and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.

AND SUBSIDIARIES

REINSURANCE

	Gross Amount	Ceded	Assumed	Net Amount	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year Ended December 31, 2011 Life insurance in force	$5,858,624	$5,698,621	$11,132	$171,135	6.5%

Premiums earned:
Life insurance	$65,748	$64,272	$89	$1,565	5.7%
Health insurance	544,680	2,531	943	543,092	0.2%

	$610,428	$66,803	$1,032	$544,657

Year Ended December 31, 2010 Life insurance in force	$6,553,984	$6,349,021	$165	$205,128	0.1%

Premiums earned:
Life insurance	$73,954	$72,106	$65	$1,913	3.4%
Health insurance	735,472	946	1,012	735,538	0.1%

	$809,426	$73,052	$1,077	$737,451

Year Ended December 31, 2009 Life insurance in force	$7,447,925	$7,181,574	$226	$266,577	0.1%

Premiums earned:
Life insurance	$60,252	$57,892	$21	$2,381	0.9%
Health insurance	985,249	11,768	4,087	977,568	0.4%

	$1,045,501	$69,660	$4,108	$979,949

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Cost and Expenses	Increase in Carrying Value	Recoveries/ Amounts Charged Off	Deductions/ Balance at End of Period
	(In thousands)
Allowance for losses:
Year ended December 31, 2011:
Agents’ receivables	$4,997	$4,609	$—	$(2,703)	$6,903
Student loans	4,108	2,130	—	(247)	5,991
Mortgage loans	—	—	—	—	—
Year ended December 31, 2010:
Agents’ receivables	$2,294	$6,528	$—	$(3,825)	$4,997
Student loans	12,032	3,212	—	(11,136)	4,108
Mortgage loans	—	—	—	—	—
Year ended December 31, 2009:
Agents’ receivables	$2,660	$2,526	$—	$(2,892)	$2,294
Student loans	11,695	2,560	—	(2,223)	12,032
Mortgage loans	2	(2)	—	—	—

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	—	Certificate of Incorporation of HealthMarkets, Inc. as amended May 23, 2011, filed as exhibit 3.1 to Form 10-Q dated June 30, 2011, File No. 001-14953, and incorporated by reference herein.

3.2		Amended Bylaws of HealthMarkets, Inc., filed as exhibit 3.2 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.

4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, filed as Exhibit 4.7 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein.

4.8	—	Specimen Stock Certificate of Class A-2 Common Stock, filed as Exhibit 4.8 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein..

10.01	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.

10.02	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.03	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.

10.04	—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.

10.05	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.06	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.07	—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.08	—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.09	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.10	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.11	—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.12	—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

10.13	—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690 and Amendment to Stockholders Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 2, 2011, File No. 0001-14953 and incorporated by reference herein.

10.14	—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

10.15	—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.16	—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

10.17		HealthMarkets, Inc. InVest Stock Ownership Plan (Effective January 1, 2010), filed as Exhibit 99.1 to Registration Statement on Form S-8 filed on December 15, 2009, File No. 333-163726 and Amended and Restated HealthMarkets, Inc. InVest Stock Ownership Plan as amended May 13, 2011, filed as Exhibit 10.2 to the Form 10-Q dated June 30, 2011, File No. 001-14953 and incorporated by reference herein.

10.18*	—	Second Amended and Restated HealthMarkets 2006 Management Option Plan, filed as Exhibit A to the Company’s Schedule 14C, File No. 001-14953, filed with the Securities and Exchange Commission on November 10, 2009, and incorporated by reference herein.

10.19*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.

10.20	—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

10.21	—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

10.22	—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

10.23	—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.

10.24*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.

10.25*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.

10.26	—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. filed as Exhibit 10.111 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

10.27	—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P. , filed as Exhibit 10.112 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.28	—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P., filed as Exhibit 10.113 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

10.29	—	Regulatory Settlement Agreement entered into as of May 29, 2008 by and among The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Chesapeake Life Insurance Company and the signatory regulators, filed as Exhibit 10.1 to the Current Report on Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.

10.30	—	Agreement for Reinsurance and Purchase and Sale of Assets by and among The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, The MEGA Life and Health Insurance Company, HealthMarkets, LLC and Wilton Reassurance Company, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 12, 2008, File No. 001-14953, and incorporated by reference herein.

10.31	—	Settlement Agreement, dated as of August 26, 2009, by and between The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company and the Commissioner of the Massachusetts Division of Insurance, filed as exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.

10.32	—	Final Judgment by Consent, dated August 31, 2009, in the matter Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company et al., filed as exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.

10.33*+	—	Employment Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.34*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.4 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.35*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.36*	—	Special Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.6 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.37*	—	Subscription Agreement, dated June 30, 2008, between the Company and Phillip Hildebrand, filed as Exhibit 10.7 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.38*+	—	Employment Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.8 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.39*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.9 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.40*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.10 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.41*+	—	Employment Agreement, dated September 8, 2009, between the Company and Steven P. Irwin, filed as Exhibit 10.11 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.42*+	—	Employment Agreement, dated September 8, 2009, between the Company and B. Curtis Westen, filed as Exhibit 10.12 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.43*	—	Employment Agreement, dated December 18, 2006, between the Company and Jack V. Heller and amendment thereto dated September 10, 2009, filed as Exhibit 10.13 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.44*	—	Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.45*	—	Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Anurag Chandra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated March 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.46*	—	Nonqualified Stock Option Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.47*	—	Restricted Share Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.48*	—	Summary of Material Terms and Conditions, Executive Retention Program, for Jack V. Heller, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated June 30, 2010, file No. 001-14953, and incorporated by reference herein.

10.49*	—	Letter Agreement, dated as of August 27, 2010, amending the terms of the Employment Agreement between HealthMarkets, Inc. and Steven P. Erwin, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 27, 2010, File No. 001-14953, and incorporated by reference herein.

10.50*	—	Employment Agreement, made as of September 24, 2010, by and between HealthMarkets, Inc. and Kenneth J. Fasola, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.51*	—	Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Kenneth J. Fasola, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.52*	—	Restricted Share Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.53*	—	Form of Subscription Agreement by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.54*	—	Transition Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Phillip J. Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.55*	—	Employment Agreement, made as of October 26, 2010, by and between HealthMarkets, Inc. and B. Curtis Westen filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 26, 2010, File No. 001-14953, and incorporated by reference herein.

10.56*	—	Employment Agreement, effective as of August 17,2011, by and between HealthMarkets, Inc. and K. Alec Mahmood, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 17, 2011, File No. 001-14953, and incorporated by reference herein.

10.57*	—	Separation Agreement, dated as of September 1, 2011, between HealthMarkets, Inc. and B. Curtis Westen, filed as Exhibit 10.1 to the Current Report on Form 8-K/A dated September 1, 2011, File No. 001-14953, and incorporated by reference herein.

10.58*	—	Independent Contractor Consulting Agreement, dated as of September 1, 2011, between HealthMarkets, Inc. and B. Curtis Westen, filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated September 1, 2011, File No. 001-14953, and incorporated by reference herein.

10.59*	—	Separation Agreement, dated as of November 3, 2011, between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 3, 2011, File No. 001-14953, and incorporated by reference herein.

10.60*	—	Employment Agreement, dated April 4, 2006, between HealthMarkets, Inc. and Derrick A. Duke

10.61*	—	Nonqualified Stock Option Agreement, dated as of June 29, 2010, by and between HealthMarkets, Inc. and Derrick A. Duke

10.62*	—	Restricted Share Agreement, dated as of June 29, 2010, by and between HealthMarkets, Inc. and Derrick A. Duke

10.63*	—	Summary of Material Terms and Conditions, Executive Retention Program, dated as of July 1, 2010 between HealthMarkets, Inc. and Derrick A. Duke

10.64*	—	Letter Agreement, dated as of August 31, 2011, between Insphere Insurance Solutions, Inc. and Mark Smith

10.65*	—	Nonqualified Stock Option Agreement, dated as of December 12, 2011, by and between HealthMarkets, Inc. and Mark Smith

18.1	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Account Principle filed as exhibit 18.1 to Form 10-Q dated March 31, 2011, File No. 001-14953, and incorporated by reference herein.

21	—	Subsidiaries of HealthMarkets

23	—	Consent of Independent Registered Public Accounting Firm

24	—	Power of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following materials from HealthMarkets’ Form 10-K for the period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes and Schedules to the Consolidated Financial Statements, tagged as blocks of text.

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement

+	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

