Form 10-Q
period 2012-03-31
HealthMarkets, Inc.
filed 2012-05-14
CIK 773660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 1 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 11, 2012, the registrant had 27,919,131 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,923,528 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.

and Subsidiaries

First Quarter 2012 Form 10-Q

HEALTHMARKETS, INC.

and Subsidiaries

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Investments:
Securities available for sale — Fixed maturities, at fair value (cost: 2012 — $375,516; 2011 — $394,948)	$411,720	$428,199
Short-term and other investments	261,879	626,415

Total investments	673,599	1,054,614
Cash and cash equivalents	13,024	17,299
Student loan receivables	48,271	50,733
Restricted cash	11,889	14,447
Investment income due and accrued	6,409	4,007
Reinsurance recoverable – ceded policy liabilities	362,518	363,139
Agent and other receivables	23,071	21,416
Deferred acquisition costs	14,117	14,639
Property and equipment, net of accumulated depreciation of $160,371and $158,222 at March 31, 2012 and December 31, 2011, respectively	35,779	37,466
Goodwill and other intangible assets	79,823	80,255
Recoverable federal income taxes	2,477	—
Other assets	22,835	13,478
Assets Held for Sale	—	2,100

	$1,293,812	$1,673,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$469,997	$473,163
Claims	87,937	94,743
Unearned premiums	27,254	27,523
Other policy liabilities	42,092	34,167
Accounts payable and accrued expenses	22,912	30,852
Other liabilities	50,380	57,107
Current income taxes payable	—	410
Deferred federal income taxes	69,762	68,881
Debt	190,920	553,420
Student loan credit facility	57,700	60,050
Net liabilities of discontinued operations	981	1,486

	1,019,935	1,401,802
Commitments and Contingencies (Note 7)

Stockholders’ equity: Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,156,278 issued and 27,921,510 outstanding at March 31, 2012; 28,156,278 issued and 27,851,301 outstanding at December 31, 2011. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,983,647 outstanding at March 31, 2012; 4,026,104 issued and 2,776,985 outstanding at December 31, 2011	322	322
Additional paid-in capital	49,412	50,535
Accumulated other comprehensive income	23,670	21,838
Retained earnings	212,617	214,853
Treasury stock, at cost (234,768 Class A-1 common shares and 1,042,457 Class A-2 common shares at March 31, 2012; 304,977 Class A-1 common shares and 1,249,119 Class A-2 common shares at December 31, 2011)	(12,144)	(15,757)

	273,877	271,791

	$1,293,812	$1,673,593

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUE
Health premiums	$115,544	$151,201
Life premiums and other considerations	471	466

	116,015	151,667
Investment income	6,461	8,965
Commissions and other income	20,928	20,534
Realized gains (losses), net	(24)	3,858

	143,380	185,024
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	81,848	103,966
Underwriting, acquisition, and insurance expenses	19,444	29,047
Other expenses	41,184	38,535
Interest expense	4,547	7,111

	147,023	178,659

Income (loss) from continuing operations before income taxes	(3,643)	6,365
Federal income tax expense (benefit)	(1,126)	2,431

Income (loss) from continuing operations	(2,517)	3,934

Income from discontinued operations, (net of income tax expense of $152 for the three months ended March 31, 2012, and $8 for the three months ended March 31, 2011, respectively)	281	14

Net income (loss)	$(2,236)	$3,948

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.13
Income from discontinued operations	0.01	0.00

Net income (loss) per share, basic	$(0.07)	$0.13

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.13
Income from discontinued operations	0.01	0.00

Net income (loss) per share, diluted	$(0.07)	$0.13

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$(2,236)	$3,948

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	2,818	(2,260)
Reclassification for investment (gains) losses included in net income (loss)	—	(3,858)
Other-than-temporary impairment losses recognized in OCI	—	—

Effect on other comprehensive income (loss) from investment securities	2,818	(6,118)

Unrealized losses on derivatives used in cash flow hedging during the period	—	(4)
Reclassification adjustments included in net income (loss)	—	1,244

Effect on other comprehensive income from hedging activities	—	1,240

Other comprehensive income before tax	2,818	(4,878)
Income tax expense (benefit) related to items of other comprehensive income	986	(1,707)

Other comprehensive income (loss) net of tax	1,832	(3,171)

Comprehensive income (loss)	$(404)	$777

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income (loss)	$(2,236)	$3,948
Adjustments to reconcile net income (loss) to cash used in operating activities:
Income from discontinued operations	(281)	(14)
Realized losses (gains), net	24	(3,858)
Change in deferred income taxes	(106)	(2,242)
Depreciation and amortization	3,636	4,876
Amortization of prepaid monitoring fees	3,125	3,125
Equity based compensation expense	2,367	1,351
Other items, net	292	3,591
Changes in assets and liabilities:
Investment income due and accrued	(2,589)	(2,224)
Reinsurance recoverable – ceded policy liabilities	621	4,439
Other receivables	(1,538)	(4,561)
Deferred acquisition costs	522	6,212
Prepaid monitoring fees	(12,500)	(12,500)
Current income taxes	(2,887)	2,837
Policy liabilities	(1,135)	(9,084)
Other liabilities and accrued expenses	(12,484)	(17,017)

Cash used in continuing operations	(25,169)	(21,121)
Cash used in discontinued operations	(223)	(130)
Net cash used in operating activities	(25,392)	(21,251)

Investing Activities:
Student loan receivables	1,989	2,112
Securities available for sale	19,229	84,172
Short-term and other investments, net	364,402	(61,628)
Purchases of property and equipment	(664)	(1,547)
Change in restricted cash	2,558	2,391
Net proceeds from sale of assets	2,100	—
Increase in agent receivables	(407)	(2,614)

Cash provided by continuing operations	389,207	22,886
Cash provided by discontinued operations	—	—
Net cash provided by investing activities	389,207	22,886

Financing Activities:
Repayment of long term debt	(362,500)	—
Repayment of student loan credit facility	(2,350)	(2,700)
Decrease in investment products	(1,181)	(354)
Change in cash overdraft	(631)	(393)
Proceeds from shares issued to agent plans and other	1,410	1,149
Purchases of treasury stock	(2,838)	(2,612)
Excess tax reduction from equity based compensation	—	(361)

Cash used in continuing operations	(368,090)	(5,271)
Cash used in discontinued operations	—	—
Net cash used in financing activities	(368,090)	(5,271)

Net change in cash and cash equivalents	(4,275)	(3,636)
Cash and cash equivalents at beginning of period	17,299	12,874

Cash and cash equivalents at end of period in continuing operations	$13,024	$9,238

Supplemental disclosures:
Income taxes paid	$2,018	$2,207

Interest paid	$3,224	$5,342

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2011 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), The Chesapeake Life Insurance Company (“Chesapeake”) and HealthMarkets Insurance Company (“HMIC”), and generally conducts its insurance distribution business through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial statement presentation.

2. RECENTLY ADOPTED AND RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2012, the Company adopted ASU 2011-05 Presentation of Comprehensive Income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option which was consistent to the Company’s presentation prior to adoption.

Effective January 1, 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 provides largely identical guidance about fair value measurement and disclosure requirements issued by International Financial Reporting Standards (“IFRS”). Issuing these standards completes a major project of the FASB and IFRS joint work effort to improve and converge IFRS and U.S. GAAP. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Other than the additional disclosure requirements (see Note 3), the adoption of these changes had no impact on the Consolidated Condensed Financial Statements.

In October 2010, the Financial Accounting Standards Board issued ASU 2010-26, Financial Services—Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the US GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the balance of the following items as of January 1, 2011: (i) reduced Deferred acquisition costs by $7.9 million, (ii) reduced Retained earnings by $5.1 million, and (iii) reduced Deferred federal income taxes by $2.8 million.

(b)	Restated the Consolidated Condensed Statements of Income for the three months ended March 31, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $1.2 million, (ii) an increase to Federal income tax expense in the amount of $414,000, (iii) an increase in Income from continuing operations and Net income in the amount of $770,000, and (iv) an increase in diluted earnings per share in the amount of $0.03.

3. FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

•	Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company.

•

Level 2 – Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets which are not active. Directly observable market inputs for substantially the full term of the asset or liability, such as interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

•

Level 3 – Unobservable inputs based on the Company’s own judgment as to assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.

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

Where possible, the Company utilizes quoted market prices to measure fair value. For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these prices in the amounts disclosed in Level 1 of the fair value hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy. Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

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

As of March 31, 2012, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $110.2 million of “Corporate bonds and municipals” classified as Level 2, $91.2 million of “Other bonds” classified as Level 2 and $375,000 of “Commercial-backed” investments classified as Level 3. The “Corporate bonds and municipals” investments classified as Level 2 noted above is an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. The “Other bonds” investments classified as Level 2 noted above is an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,530	$20,459	$—	$24,989
Corporate bonds and municipals	—	237,950	—	237,950
Residential-backed issued by agencies	—	43,703	—	43,703
Commercial-backed issued by agencies	—	435	—	435
Commercial-backed	—	9,750	375	10,125
Asset-backed	—	3,343	—	3,343
Other bonds	—	91,175	—	91,175
Other invested assets (1)	—	—	1,776	1,776
Short-term investments (2)	241,643	—	—	241,643

	$246,173	$406,815	$2,151	$655,139

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $18.5 million of other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee compensation plans	$—	$—	$4,777	$4,777

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,556	$20,046	$—	$24,602
Corporate bonds and municipals	—	252,279	—	252,279
Residential-backed issued by agencies	—	46,315	—	46,315
Commercial-backed issued by agencies	—	625	—	625
Commercial-backed	—	10,864	485	11,349
Asset-backed	—	3,658	—	3,658
Other bonds	—	89,371	—	89,371
Other invested assets (1)	—	—	1,913	1,913
Short-term investments (2)	606,485	—	—	606,485

	$611,041	$423,158	$2,398	$1,036,597

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $18.0 million of other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee compensation plans	$—	$—	$6,603	$6,603

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

The Company also holds one fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of March 31, 2012, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.

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

Agent and Employee Stock Plans

The Company accounts for its agent and certain employee stock plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors (see Note 8 of Notes to Consolidated Condensed Financial Statements). The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is, therefore, reflected in Level 3 of the hierarchy.

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months ended March 31, 2012.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Year Ended March 31, 2012
	Beginning Balance	Unrealized Gains or (Losses)	Sales or Redemption	Settlements	Realized Gains or (Losses)(1)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
ASSETS
Commercial-backed	$485	$(5)	$(107)	$2	$—	$—	$375
Other invested assets	1,913	(135)	—	(2)	—	—	1,776

	$2,398	$(140)	$(107)	$—	$—	$—	$2,151

LIABILITIES
Agent and employee stock plans	$6,603	$571	$—	$(2,397)	$—	$—	$4,777

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).

During the three months ended March 31, 2012, the Company did not transfer securities between Level 1, Level 2 and Level 3.

Quantitative information regarding significant unobservable inputs in Level 3 fair value measurement

The Company currently holds one fixed maturity security further categorized as commercial-backed with a fair value of $375,000. The fair value of this security is derived from the yield of the Barclays CMBS Investment Grade 1-3.5yr Index. This security matures in January 2013. Additionally, the Company currently holds one other investment asset further categorized as an alternative investment with a fair value of $1.8 million. The alternative investment consists of a portfolio of collateralized debt obligation equity investments managed by a third party management group. The Company calculates the fair market value of such investment using the net asset value per share, which is determined based on unobservable inputs.

Financial Instruments Not Carried at Fair Value

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes and intangible assets, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value.

The carrying value and estimated fair value classified by level of the fair value hierarchy for certain of our financial instruments at March 31, 2012 are disclosed in the table below:

	Carrying Value	Estimated Fair Value at March 31, 2012
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Other investments	$18,460	$—	$—	$18,460	$18,460
Cash and cash equivalents	13,024	—	13,024	—	13,024
Student loan receivables	48,271	—	—	42,540	42,540
Restricted cash	11,889	—	11,889	—	11,889
Investment income due and accrued	6,409	—	6,409	—	6,409
Liabilities:
Debt	190,920	—	—	154,224	154,224
Student loan credit facility	57,700	—	—	37,603	37,603

The carrying value and estimated fair value for certain of our financial instruments at December 31, 2011 are disclosed in the table below:

	December 31, 2011
	Carrying Value	Estimated Fair Value
Assets:
Other investments	$18,017	$18,017
Cash and cash equivalents	17,299	17,299
Student loan receivables	50,733	39,991
Restricted cash	14,447	14,447
Investment income due and accrued	4,007	4,007
Liabilities:
Debt	553,420	505,195
Student loan credit facility	60,050	39,506

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Other investments: Other investments primarily consist of investments in equity investees, which are accounted for under the equity method of accounting. As these investments are not actively traded and the corresponding inputs are derived from internal estimates, they are classified as Level 3.

Cash and cash equivalents and Restricted cash: The carrying amounts reported in the consolidated balance sheets for these items approximate fair value because of the short term nature of these items. As these financial instruments are not actively traded, their respective fair values are classified as Level 2.

Investment income due and accrued: The carrying amounts reported in the consolidated balance sheets for this item approximate fair value because of the short term nature of this item. As this financial asset is not actively traded, the respective fair value is classified as Level 2.

Student loan receivables: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations. As these assets are not actively traded and the corresponding inputs are derived from internal estimates, they are classified as Level 3.

Debt: The fair value was based on quoted market prices and yields for securities with similar characteristics, including industry, ratings, maturity and capital structure (bond or preferred stock). Adjustments to the yield were made for differences in these characteristics. As there is no HealthMarkets debt that is publicly traded to use as a comparison, all debt was classified in Level 3.

Student loan credit facility: Fair values for student loan debt are obtained from discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. This debt is not actively traded and the corresponding inputs are derived from internal estimates or not corroborated by observable market data. As a result, Student loan debt is classified as Level 3.

4. INVESTMENTS

The Company’s investments consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Securities available for sale
Fixed maturities	$411,720	$428,199
Short-term and other investments	261,879	626,415

Total investments	$673,599	$1,054,614

Available for sale fixed maturities are reported at fair value which was derived as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$24,364	$626	$(1)	$—	$24,989
Corporate bonds and municipals	218,129	20,333	(512)	—	237,950
Residential-backed issued by agencies	40,780	2,925	(2)	—	43,703
Commercial-backed issued by agencies	426	9	—	—	435
Commercial-backed	9,951	174	—	—	10,125
Asset-backed	3,470	157	(3)	(281)	3,343
Other bonds	78,396	12,779	—	—	91,175

Total fixed maturities	$375,516	$37,003	$(518)	$(281)	$411,720

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$23,876	$726	$—	$—	$24,602
Corporate bonds and municipals	233,925	19,169	(815)	—	252,279
Residential-backed issued by agencies	43,236	3,080	(1)	—	46,315
Commercial-backed issued by agencies	611	14	—	—	625
Commercial-backed	11,097	252	—	—	11,349
Asset-backed	3,807	145	(13)	(281)	3,658
Other bonds	78,396	10,975	—	—	89,371

Total fixed maturities	$394,948	$34,361	$(829)	$(281)	$428,199

The amortized cost and fair value of available for sale fixed maturities at March 31, 2012, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Maturity: One year or less	$35,950	$36,436
Over 1 year through 5 years	141,267	156,012
Over 5 years through 10 years	133,564	151,361
Over 10 years	10,108	10,305

	320,889	354,114
Mortgage-backed and asset-backed securities	54,627	57,606

Total fixed maturities	$375,516	$411,720

See Note 3 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.

A summary of net investment income by source is set forth below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Fixed maturities	$4,833	$7,270
Short-term and other investments	889	1,265
Agent receivables	314	91
Student loan interest income	735	841

	6,771	9,467
Less investment expenses	310	502

	$6,461	$8,965

Realized Gains and Losses

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.

Fixed maturities

Proceeds from the sale and call of investments in fixed maturities were $837,000 and $61.6 million for the three months ended March 31, 2012 and 2011, respectively. Proceeds from maturities, sinking and principal reductions amounted to $22.7 million and $22.6 million for the three months ended March 31, 2012 and 2011, respectively. During the 3 months ended March 31, 2012 the company recognized no realized gains or losses on the sale and call of fixed maturity investments. During the 3 months ended March 31, 2011, the Company realized gross gains of $3.9 million and no losses on the sale and call of fixed maturity investments.

Other than temporary impairment (“OTTI”)

During the three months ended March 31, 2012, the Company recognized no OTTI losses.

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at March 31, 2012, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Cumulative OTTI credit losses recognized for securities still held at January 1, 2012	Additions to OTTI securities where no credit losses were recognized prior to January 1, 2012	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2012	Reductions for securities sold during the period (Realized)	Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	Cumulative OTTI credit losses recognized for securities still held at March 31, 2012
(In thousands)
$ 3,518	$—	$—	$—	$—	$3,518

Unrealized Gains and Losses

Fixed maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Unrealized Loss Less Than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$523	$1	$—	$—	$523	$1
Corporate bonds and municipals	4,358	39	10,842	473	15,200	512
Residential-backed issued by agencies	1,390	2	—	—	1,390	2
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	—	—	—	—
Commercial-backed	69	—	—	—	69	—
Asset-backed	—	—	1,179	3	1,179	3
Other bonds	—	—	—	—	—	—

Total	$6,340	$42	$12,021	$476	$18,361	$518

	December 31, 2011
	Unrealized Loss Less Than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Corporate bonds and municipals	6,291	122	20,160	693	26,451	815
Residential-backed issued by agencies	989	1	—	—	989	1
Commercial-backed issued by agencies	—	—	—	—	—	—
Residential-backed	—	—	—	—	—	—
Commercial-backed	—	—	—	—	—	—
Asset-backed	264	13	924	—	1,188	13
Other bonds	—	—	—	—	—	—

Total	$7,544	$136	$21,084	$693	$28,628	$829

Unrealized Losses Less Than 12 Months

Of the $42,000 in unrealized losses that had existed for less than twelve months at March 31, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $136,000 in unrealized losses that had existed for less than twelve months at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer

Of the $476,000 in unrealized losses that had existed for twelve months or longer at March 31, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $693,000 in unrealized losses that had existed for twelve months or longer at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral, and effective yields. Additionally, HealthMarkets’ considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of March 31, 2012, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.

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

5. DEBT

The following table sets forth detail of the Company’s debt and interest expense:

	Principal Amount at	Maturity		Interest		Interest Expense Three Months Ended March 31,
	March 31, 2012	Date		Rate(a)		2012	2011
2006 credit agreement:
Term loan	$—	2012		—		$998	$2,358
$75 Million revolver (non-use fee)	—	2011		—		—	48
Grapevine Note	72,350	2021		6.712%		1,211	1,197
Trust preferred securities:
UICI Capital Trust I	15,470	2034		4.003%		156	147
HealthMarkets Capital Trust I	51,550	2036		3.524%		467	432
HealthMarkets Capital Trust II	51,550	2036		3.524%		467	1,078
Other:
Interest on Deferred Tax Gain	—			3.000%		393	525
Amortization of financing fees	—					853	1,326
Other interest expense	—					2	—

Total	$190,920					$4,547	$7,111
Student Loan Credit Facility	57,700	(b	)	0.000	%(c)	—	—

Total	$248,620					$4,547	$7,111

(a)	Represents the interest rate at March 31, 2012.
(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).
(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.

In April 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The revolving credit facility expired on April 5, 2011. At December 31, 2011, $362.5 million remained outstanding under the term loan facility and bore interest at LIBOR plus 1%. The maturity date of the term loan was April 5, 2012. On February 29, 2012, the Company paid in full the remaining principal and interest on the term loan in an amount of $363.3 million.

In addition, on April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), which accrue interest at a floating rate equal to three-month LIBOR plus 3.05%.

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

The fair value of the Company’s debt, exclusive of indebtedness outstanding under the secured student loan credit facility, was $154.2 million and $505.2 million at March 31, 2012 and December 31, 2011, respectively. The fair value of such debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Student Loan Credit Facility

At March 31, 2012, and December 31, 2011, the Company had an aggregate of $57.8 million and $60.1 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). The indebtedness outstanding under the Student Loan Credit Facility is secured by student loans and accrued interest and by a pledge of cash, cash equivalents and other qualified investments.

The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.

The SPE Notes were issued by the SPE in three $50.0 million tranches. Two tranches were issued on April 27, 2001 with a final maturity of July 1, 2036, and one tranche was issued on April 10, 2002 with a final maturity of July 1, 2037. The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. Beginning in 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During the three months ended March 31 2012, the Company made principal payments of approximately $2.4 million on the SPE notes.

6. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(2,517)	$3,934
Income from discontinued operations	281	14

Net income (loss) available to common shareholders	$(2,236)	$3,948

Weighted average shares outstanding, basic	30,325	30,144
Dilutive effect of stock options and other shares	—	786

Weighted average shares outstanding, dilutive	30,325	30,930

Basic earnings (loss) per share:
From continuing operations	$(0.08)	$0.13
From discontinued operations	0.01	0.00

Net income (loss) per share, basic	$(0.07)	$0.13

Diluted earnings (loss) per share:
From continuing operations	$(0.08)	$0.13
From discontinued operations	0.01	0.00

Net income (loss) per share, basic	$(0.07)	$0.13

7. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

Litigation Matters

As previously disclosed, on October 20, 2010, HealthMarkets, Inc., MEGA, Mid-West and certain of the Company’s private equity investors were named as defendants in an action filed by the City Attorney for Los Angeles on behalf of the State of California (People of the State of California v. HealthMarkets et al.) in the Superior Court for the State of California, Los Angeles County Central District, Case No. BC447836. Plaintiff alleges, among other things, that the insurance company defendants violated the California Unfair Competition Law by improperly marketing limited forms of health insurance for which coverage was allegedly misrepresented as being comprehensive in nature. Plaintiff further alleges that the insurance company defendants violated the California False Advertising Law by using various forms of false advertising in connection with the sale and distribution of their insurance coverage. Plaintiff seeks civil penalties under California Law in the amount of $2,500 for each violation, as well as equitable relief in the form of restitution for the value of all money or property that the defendants allegedly acquired by means of unfair competition, deceptive marketing and false advertising. In August 2011, the Court dismissed The Blackstone Group and Goldman Sachs defendants from this matter on the basis that the plaintiff had not plead facts with sufficient specificity to constitute a valid cause of action against these parties. On February 29, 2012, plaintiff filed an amended complaint that once again named The Blackstone Group as a party defendant. Discovery in this matter is ongoing. The Company is mounting a vigorous defense of this action. However, given the early stage of this matter, the Company is unable to determine at this time what, if any, impact it may have on the Company’s consolidated financial condition or results of operations.

As previously disclosed, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Plaintiff seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. On December 3, 2009, plaintiff Jerry Hopkins was dismissed as the class plaintiff and Jerry Buszek was substituted in his place. On March 10, 2010, defendants’ motion for summary judgment was denied. On August 16, 2010, plaintiff filed a motion for class certification, which motion was denied on November 30, 2011, leaving plaintiff’s individual claims as the only matters remaining to be addressed in this action. In February 2012, the parties settled this matter on terms that, after consideration of applicable reserves and potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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

Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 16 of Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.

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

All states and the District of Columbia, Puerto Rico and Guam signed the RSA (other than the states of Massachusetts and Delaware), which became effective on August 15, 2008. The Insurance Companies filed the last of the semi-annual reports required by the RSA on February 15, 2010 and have taken actions to meet all the standards of the RSA on or before the due date. In 2010, the Insurance Companies furnished information responsive to requests by the Monitoring Regulators and responded to comments by the Monitoring Regulators. In the first quarter of 2011, the Monitoring Regulators initiated a re-examination to assess the Insurance Companies’ performance with respect to RSA standards. Field work for the re-examination was completed in July 2011. The Washington Office of the Insurance Commissioner, as the lead regulator, issued an Order dated April 16, 2012 adopting the Final Report of Examination in this matter. The Insurance Companies’ response to the Report was attached to the Order. The Report concluded that the Insurance Companies met 95 % of the standards set forth in the RSA Standards for Performance Measurement. On May 10, 2012, the Monitoring Regulators and the Insurance Companies reached a preliminary understanding in principle to resolve the re-examination and close the multi-state market conduct examination for an amount that, after consideration of applicable reserves, will not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company’s insurance subsidiaries are subject to various other pending market conduct or regulatory examinations, inquiries or proceedings arising in the ordinary course of business. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

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

Due to the complexity of the Health Care Reform Legislation, gradual implementation and the pending status of certain guidance and regulations, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses), and have made material changes to our business, as a result of the Health Care Reform Legislation. These changes include the adjustments to our in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans—the effective date of the new plan year), although certain states required an earlier effective date. Plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company made all state form and rate filings necessary to include these new requirements and, effective in September 2011, made required rate and form changes for new policies marketed after that date.

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

The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations, including but not limited to, impairment of goodwill and intangible assets. For additional information, see the caption entitled “Regulatory and Legislative Matters – National Health Care Reform Legislation” – in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

8. STOCKHOLDERS’ EQUITY

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

As of March 31, 2012, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $10.33.

9. SEGMENT AND OTHER FINANICAL INFORMATION

The Company operates four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health insurance and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and other agency administration costs. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of residual operations from the disposition and wind down of other businesses prior to 2011.

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

Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$124,890	$162,523
Insphere:	20,848	16,387
Corporate:	3,531	9,529
Intersegment Eliminations:	(5,928)	(3,819)

Total revenues excluding disposed operations	143,341	184,620
Disposed Operations:	39	404

Total revenue from continuing operations	$143,380	$185,024

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$17,176	$24,530
Insphere:	(11,204)	(12,826)
Corporate:	(9,721)	(6,000)

Total operating income (loss) excluding disposed operations	(3,749)	5,704
Disposed Operations	106	661

Total income (loss) from continuing operations before federal income taxes	$(3,643)	$6,365

Assets by operating segment at March 31, 2012 and December 31, 2011 are set forth in the table below:

	March 31,	December 31,
	2012	2011
	(In thousands)
Assets:
Commercial Health Division:	$393,772	$400,908
Insphere:	59,466	62,194
Corporate:	464,799	830,253

Total assets excluding assets of Disposed Operations	918,037	1,293,355
Disposed Operations	375,775	380,238

Total assets	$1,293,812	$1,673,593

Disposed Operations assets at March 31, 2012 and December 31, 2011 primarily represent reinsurance recoverables for the ceding of the former Life Insurance Division business as a result of coinsurance agreements entered into in 2008.

Concentrations

Insphere maintains marketing agreements for the distribution of insurance products with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, UnitedHealthcare’s Golden Rule Insurance Company, Humana, ING and Aetna. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During the three months ended March 31, 2012, approximately 87% of the Company’s life and health benefit plan sales marketed by Insphere were underwritten by these four third-party carriers.

Additionally, during the three months ended March 31, 2012, the Company’s insurance subsidiaries generated approximately 56% of their premium revenue from new and existing business from the following 10 states:

Percentage
California	14%
Maine	8%
Texas	8%
Florida	6%
Washington	5%
Illinois	5%
North Carolina	3%
Massachusetts	3%
Pennsylvania	2%
Georgia	2%

56%

Minimum Loss Ratio Rebate

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. As of March 31, 2012 the Company had accrued $27.0 million for the 2011 medical loss ratio rebate of which $26.9 million was accrued as of December 31, 2011. The 2011 rebate payments are to be paid by August 1, 2012 or other date specified by state regulations. Additionally, as of March 31, 2012, the Company has accrued $7.9 million for the 2012 medical loss ratio rebate to be paid in 2013. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

10. AGENT AND EMPLOYEE STOCK-BASED COMPENSATION PLANS

The Company offers certain eligible insurance agents and designated eligible employees the opportunity to participate in the HealthMarkets, Inc. InVest Stock Ownership Plan (“ISOP”). For financial reporting purposes, the Company accounts for the Company-match feature of the ISOP for nonemployee agents by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the agent-participant. The Company accounts for the Company-match feature of the ISOP for employees by recognizing compensation expense over the vesting period in an amount equal to the fair market value of each award at the date of grant, or, in the case of outstanding awards transferred from the Predecessor Plans, the fair market value at the date of employment.

Expense on awards granted after January 1, 2010 is recognized on a straight-line basis based on the Company’s policy adopted in 2006 for new plans effective after January 1, 2006. Expense on awards from plans effective prior to January 1, 2006 will continue to be recognized on a graded basis. Employee awards are equity-classified and changes in values and expense are offset to the Company’s Additional Paid-in Capital account on its balance sheet. Nonemployee awards are liability-classified and changes are reflected in the Other Liabilities account on the balance sheet. The liability for nonemployee awards is based on (i) the number of unvested credits, (ii) the prevailing fair market value of the Company’s common stock as determined by the Company’s Board of Directors and (iii) an estimate of the percentage of the vesting period that has elapsed.

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

The Company recognized $1.8 million and $1.1 million of expense for the three months ended March 31, 2012 and 2011, respectively, in connection with the ISOP. The Company’s liability for nonemployee participation in the ISOP decreased $1.6 million for the three months ended March 31, 2012. Approximately, $3.1 million of the liability decrease is the result of vesting of awards which was offset by additional expense recognized during the quarter. Paid in capital for employee awards under the ISOP decreased $1.2 million for the three months ended March 31, 2012 due to the issuance of treasury stock as a result of vesting.

11. TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2012, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 53.3%, 21.9% and 10.9%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services pursuant to Transaction and Monitoring Fee Agreements, for which the Company pays The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, in the aggregate, annual monitoring fees of at least $12.5 million. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $12.5 million paid in January 2012, $7.7 million was paid to The Blackstone Group, $3.2 million was paid to Goldman Sachs Capital Partners and $1.6 million was paid to DLJ Merchant Banking Partners. The Company has expensed $3.1 million through March 31, 2012.

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the three months March 31, 2012, the Company received a capital distribution of $152,000. As of March 31, 2012, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three months ended March 31, 2012, the Company received a capital distribution credit of $51,000. As of March 31, 2012, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $407,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Statements

In this report, unless the context otherwise requires, the terms “Company,” “HealthMarkets,” “we,” “us,” or “our” refer to HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 1 Business,” “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

Introduction

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), The Chesapeake Life Insurance Company (“Chesapeake”) and HealthMarkets Insurance Company (“HMIC”), and generally conducts its insurance distribution business primarily through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”)

The Company is generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental insurance products underwritten by the Company’s insurance subsidiaries and third-party health insurance products underwritten by non-affiliated insurance companies. In 2010, we discontinued the sale of the Company’s traditional “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states in which Insphere does not have access to third-party health insurance products. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment, in March 2010, of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans and evaluates on an ongoing basis the impact of Health Care Reform Legislation on this block.

Through our Commercial Health Division, we underwrite and administer a broad range of health insurance and supplemental insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. We currently market these products through independent agents contracted with Insphere. As stated above, the Company discontinued marketing all of its health benefit plans in all but a limited number of states in which Insphere does not currently have access to third-party health benefit plans.

Through our Commercial Health Division we also offer supplemental product lines designed to further protect against risks to which our customer is typically exposed. These products are sold to purchasers of the Company’s health benefit plans, as well as to purchasers of third party products underwritten by non-affiliated insurance carriers. They are also sold on a stand-alone basis (primarily underwritten by Chesapeake). In late 2010, Chesapeake introduced an extensive supplemental product portfolio currently available in 46 states. Chesapeake’s supplemental products are marketed primarily under the SureBridge Insurance brand and distributed by Insphere agents as well as other independent, third party producers.

Insphere is a distribution company that specializes in meeting the life, health, long-term care, Medicare and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of March 31, 2012, Insphere had approximately 2,900 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 36 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has marketing agreements with a number of non-affiliated life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna, Humana, ING and UnitedHealthcare’s Golden Rule Insurance Company for individual health insurance products.

Results of Operations

The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
REVENUE
Health premiums	$115,544	$151,201
Life premiums and other considerations	471	466

	116,015	151,667
Investment income	6,461	8,965
Other income	20,928	20,534
Realized gains (losses), net	(24)	3,858

	143,380	185,024
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	81,848	103,966
Underwriting, acquisition, and insurance expenses	19,444	29,047
Other expenses	41,184	38,535
Interest expense	4,547	7,111

	147,023	178,659

Income (loss) from continuing operations before income taxes	(3,643)	6,365
Federal income tax expense (benefit)	(1,126)	2,431

Income (loss) from continuing operations	(2,517)	3,934
Income from discontinued operations, net	281	14

Net income (loss)	$(2,236)	$3,948

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

To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans—the effective date of the new plan year), although certain states may require an earlier effective date. In addition to the changes discussed above, plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company has made all state form and rate filings necessary to include these new requirements and effective in September 2011, made required rate and form changes for new policies marketed after that date. The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing.

For additional information, see the caption entitled “Regulatory and Legislative Matters – National Health Care Reform Legislation” – in Part I, Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Business Segments

We operate four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health insurance and supplemental insurance products. Insphere includes net commission revenue, agent incentives, marketing costs and other agency administration costs. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, our student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of residual operations from the disposition and wind down of other businesses prior to 2011.

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

Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$124,890	$162,523
Insphere:	20,848	16,387
Corporate:	3,531	9,529
Intersegment Eliminations:	(5,928)	(3,819)

Total revenues excluding disposed operations	143,341	184,620
Disposed Operations:	39	404

Total revenue from continuing operations	$143,380	$185,024

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$17,176	$24,530
Insphere:	(11,204)	(12,826)
Corporate:	(9,721)	(6,000)

Total operating income (loss) excluding disposed operations	(3,749)	5,704
Disposed Operations	106	661

Total income (loss) from continuing operations before federal income taxes	$(3,643)	$6,365

Commercial Health Division

Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Revenue
Earned premium revenue	$116,015	$151,667
Investment income	3,301	3,578
Other income	5,574	7,278

Total revenue	124,890	162,523
Benefits and Expenses
Benefit expenses	81,983	104,612
Underwriting, acquisition and insurance expenses	24,270	31,257
Other expenses	1,461	2,124

Total expenses	107,714	137,993

Operating income	$17,176	$24,530

Other operating data:
Loss ratio	70.7%	69.0%
Expense ratio	20.9%	20.6%

Combined ratio	91.6%	89.6%

Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.

Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

Three Months Ended March 31, 2012 versus 2011

The Commercial Health Division reported earned premium revenue of $116.0 million during the three months ended March 31, 2012 compared to $151.7 million in the corresponding period of 2011, a decrease of $35.7 million or 23.5%, which is due to a decrease in policies in force. The decrease in policies in force reflects the continuing trend of an attrition rate that currently exceeds the pace of new sales of our supplemental and health insurance products. Beginning in 2010, the Company’s emphasis has been primarily on the distribution of health insurance products underwritten by non-affiliated carriers and the discontinuation in marketing health benefit plans underwritten by the Company’s insurance subsidiaries in all but a limited number of states. The Company continues to offer supplemental insurance products underwritten by the Company’s insurance subsidiaries.

The Commercial Health Division reported operating income of $17.2 million in 2012 compared to operating income of $24.5 million in 2011, a decrease of $7.3 million or 30.0%. Operating income as a percentage of earned premium revenue (i.e., operating margin) for 2012 was 14.8% compared to the operating margin of 16.2% in 2011, which is generally attributable to a 170 basis point increase in the loss ratio, primarily as a result of the minimum loss ratio requirements.

Underwriting, acquisition and insurance expense decreased by $7.0 million, or 22.4%, to $24.3 million in 2012 from $31.3 million in 2011. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue.

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

Insphere

In 2009 we formed Insphere, an authorized insurance agency in 50 states and the District of Columbia specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies.

Set forth below is certain summary financial and operating data for Insphere for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Revenue
Commission revenue from non-affiliates	$12,165	$10,418
Commission revenue from affiliates	5,088	2,738
Commission revenue from association memberships	3,100	2,757
Investment income	277	240
Other income	218	234

Total revenue	20,848	16,387
Expenses
Commission expenses	10,928	8,558
Agent incentives	6,327	5,867
Other expenses	14,797	14,788

Total expenses	32,052	29,213

Operating loss	$(11,204)	$(12,826)

Three Months Ended March 31, 2012 versus 2011

For the three months ended March 31, 2012 and 2011, Insphere recorded commission revenue of approximately $20.4 million and $15.9 million, respectively. Commission revenue consisted of $5.1 million generated from the sale of the insurance products underwritten by the Company’s insurance subsidiaries as of March 31, 2012, and approximately $2.7 million generated in the corresponding period of 2011, for an increase of $2.4. The increase is due primarily to an increase in the sale of supplemental products. The remaining commission was generated from third party carriers, of which approximately 87% and 88% was generated from four carriers for March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012 and 2011, Insphere reported commission expense of $10.9 million and $8.6 million, respectively. Commission expense includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. The increase in commission expense over the prior year primarily trends with commission revenue.

For the three months ended March 31, 2012 and 2011, Insphere reported agent incentives of $6.3 million and $5.9 million, respectively. Agent incentives primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue.

For the three months ended March 31, 2012 and 2011, Insphere reported other expenses of $14.8 million in each period. Other expenses associated with Insphere are related to employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses.

Corporate

Corporate includes investment income not otherwise allocated to the other segments, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating loss at Corporate for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating loss:
Investment income on equity	$2,148	$4,169
Realized gains, net	—	3,858
Interest expense on corporate debt	(4,546)	(7,110)
Student loan operations	(116)	8
General corporate expenses and other	(7,207)	(6,925)

Operating loss	$(9,721)	$(6,000)

Three Months Ended March 31, 2012 versus 2011

Corporate reported an operating loss in 2012 of $9.7 million compared to $6.0 million in 2011 for an overall increase in the operating loss of $3.7 million. The change in operating loss is primarily due to the following items:

•

The Company recognized realized gains of $3.9 million during the three months ended March 31, 2011. These realized gains resulted from the sales of various fixed maturities in 2011 as a result of cash needed for the then pending maturity of our term loan.

•

Interest expense on corporate debt decreased for the three months ended March 31, 2012 compared to the same period in 2011 as a result of the repayment of the Company’s term loan in February 2012. Additionally, the Company had an interest rate swap agreement that expired on April 11, 2011 which caused the Company to pay a fixed rate higher than the current variable rate incurred on the debt during the first quarter of 2011.

•	General corporate expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 by $282,000.

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

The following table also sets forth additional information with respect to the Company’s debt:

	Maturity Date		Interest Rate at March 31, 2012		March 31, 2012	December 31, 2011
					(In thousands)
Term loan	2012		—		$—	$362,500
Grapevine Note	2021		6.712%		72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034		4.003%		15,470	15,470
HealthMarkets Capital Trust I	2036		3.524%		51,550	51,550
HealthMarkets Capital Trust II	2036		3.524%		51,550	51,550

Total					$190,920	$553,420
Student Loan Credit Facility	(a	)	0.000	%(b)	57,700	60,050

Total					$248,620	$613,470

(a)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. See Note 5 of Notes to Consolidated Condensed Financial Statements.
(b)	The interest rate on each series of notes resets monthly in a Dutch auction process. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on the Student Loan Credit Facility.

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

Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. In January 2012, the Company’s Mid-West insurance subsidiary paid an extraordinary dividend in the amount of $30.0 million. As a result, during the remainder of 2012, the Company’s domestic insurance subsidiaries are eligible to pay additional aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $48.1 million without prior approval by statutory entities.

As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries significantly in excess of minimum requirements.

HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $100 million Loan Agreement. As of March 31, 2012 and December 31, 2011, Insphere had an outstanding balance owed to HealthMarkets, LLC of $12.3 million and $6.9 million, respectively.

At March 31, 2012, HealthMarkets, Inc. and HealthMarkets, LLC, in the aggregate, held cash and short-term investments in the amount of $89.5 million.

Contractual Obligations and Off Balance Sheet Arrangements

A summary of HealthMarkets’ contractual obligations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the Company’s contractual obligations or off balance sheet commitments since December 31, 2011.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of assets and liabilities requiring fair value estimates, including investments and allowance for bad debts, the amount of health and life insurance claims and liabilities, the realization of deferred acquisition costs, the carrying value of goodwill and intangible assets, the amortization period of intangible assets, stock-based compensation plan forfeitures, the realization of deferred taxes, reserves for contingencies, including reserves for losses in connection with unresolved legal matters and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the balance of the following items as of January 1, 2011: (i) reduced Deferred acquisition costs by $7.9 million, (ii) reduced Retained earnings by $5.1 million, and (iii) reduced Deferred federal income taxes by $2.8 million.

(b)	Restated the Consolidated Condensed Statements of Income for the three months ended March 31, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $1.2 million, (ii) an increase to Federal income tax expense in the amount of $414,000, (iii) an increase in Income from continuing operations and Net income in the amount of $770,000, and (iv) an increase in diluted earnings per share in the amount of $0.03.

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. As of March 31, 2012 the Company had accrued $27.0 million for the 2011 medical loss ratio rebate of which $26.9 million was accrued as of December 31, 2011. The 2011 rebate payments are to be paid by August 1, 2012. Additionally, as of March 31, 2012, the Company has accrued $7.9 million for the 2012 medical loss ratio rebate to be paid in 2013. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

Regulatory and Legislative Matters

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. See Note 7 of Notes to Consolidated Condensed Financial Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2012. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in Note 7 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings, after consideration of applicable reserves and/or potentially available insurance coverage benefits, will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 7 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

ITEM 1A. RISK FACTORS

Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in Part I, Item 1A. – Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, as updated by the Quarterly Reports, are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company has not experienced material changes to the risk factors disclosed in its Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, the Company issued an aggregate of 28,998 unregistered shares of its Class A-1 common stock. In particular, an executive officer of the Company purchased 10,433 shares of the Company’s Class A-1 common stock for aggregate consideration of $108,503 (or $10.40 per share) and employee participants in the HealthMarkets, Inc. InVest Stock Ownership Plan purchased 18,565 shares of the Company’s Class A-1 common stock for aggregate consideration of $193,076 (or $10.40 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
1/1/12 to 1/31/12	—	$—	—	—
2/1/12 to 2/28/12	—	—	—	—
3/1/12 to 3/31/12	73,516	10.40	—	—

Totals	73,516	$10.40	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 73,516 shares purchased from former or current employees of the Company.

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
1/1/12 to 1/31/12	1,949	$9.58	—	—
2/1/12 to 2/28/12	—	—	—	—
3/1/12 to 3/31/12	197,619	10.40	—	—

Totals	199,568	$10.39	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 199,568 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Derrick A. Duke, Senior Vice President, Interim Chief Financial Officer, Treasurer and Chief Insurance Operating Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc. and Derrick A. Duke, Senior Vice President, Interim Chief Financial Officer, Treasurer and Chief Insurance Operating Officer of HealthMarkets, Inc.

101	The following materials from HealthMarkets’ Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to the Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC
(Registrant)

Date: May 14, 2012	/s/ Kenneth J. Fasola
Kenneth J. Fasola
Chief Executive Officer

Date: May 14, 2012	/s/ Derrick A. Duke
Derrick A. Duke
Senior Vice President, Interim Chief Financial Officer, Treasurer and Chief Insurance Operating Officer
(Principal Financial Officer)