Form 10-Q
period 2012-06-30
HealthMarkets, Inc.
filed 2012-08-09
CIK 773660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On August 1, 2012, the registrant had 27,853,273 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,813,122 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.

and Subsidiaries

Second Quarter 2012 Form 10-Q

HEALTHMARKETS, INC.

and Subsidiaries

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2012 — $368,439; 2011 — $394,948)	$406,675	$428,199
Short-term and other investments	263,442	626,415

Total investments	670,117	1,054,614
Cash and cash equivalents	16,904	17,299
Student loan receivables	46,211	50,733
Restricted cash	14,778	14,447
Investment income due and accrued	5,307	4,007
Reinsurance recoverable — ceded policy liabilities	365,478	363,139
Agent and other receivables	24,916	21,416
Deferred acquisition costs	13,667	14,639
Property and equipment	34,907	37,466
Goodwill and other intangible assets	79,398	80,255
Recoverable federal income taxes	707	0
Other assets	19,135	13,478
Assets Held for Sale	0	2,100

	$1,291,525	$1,673,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$470,551	$473,163
Claims	89,282	94,743
Unearned premiums	25,804	27,523
Other policy liabilities	37,703	34,167
Accounts payable and accrued expenses	24,671	30,852
Other liabilities	54,544	57,107
Current income taxes payable	0	410
Deferred federal income taxes	68,610	68,881
Debt	190,920	553,420
Student loan credit facility	55,950	60,050
Net liabilities of discontinued operations	944	1,486

	1,018,979	1,401,802
Commitments and Contingencies (Note 7)

Stockholders’ equity: Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	0	0
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,096,278 issued and 27,853,273 outstanding at June 30, 2012; 28,156,278 issued and 27,851,301 outstanding at December 31, 2011. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,816,322 outstanding at June 30, 2012; 4,026,104 issued and 2,776,985 outstanding at December 31, 2011	321	322
Additional paid-in capital	50,073	50,535
Accumulated other comprehensive income	24,969	21,838
Retained earnings	211,397	214,853
Treasury stock, at cost (243,005 Class A-1 common shares and 1,209,782 Class A-2 common shares at June 30, 2012; 304,977 Class A-1 common shares and 1,249,119 Class A-2 common shares at December 31, 2011)	(14,214)	(15,757)

	272,546	271,791

	$1,291,525	$1,673,593

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Health premiums	$122,372	$133,243	$237,916	$284,444
Life premiums and other considerations	364	390	835	856

	122,736	133,633	238,751	285,300
Investment income	5,813	7,240	12,274	16,205
Commissions and other income	20,638	21,099	41,566	41,633
Realized gains, net	68	2,572	44	6,430

	149,255	164,544	292,635	349,568
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	85,838	91,722	167,686	195,688
Underwriting, acquisition, and insurance expenses	19,255	24,375	38,699	53,422
Other expenses	39,625	40,804	80,809	79,339
Interest expense	2,688	5,434	7,235	12,545

	147,406	162,335	294,429	340,994

Income (loss) from continuing operations before income taxes	1,849	2,209	(1,794)	8,574
Federal income tax expense	3,097	912	1,971	3,343

Income (loss) from continuing operations	(1,248)	1,297	(3,765)	5,231

Income from discontinued operations, (net of income tax expense of $15 and $166 for the three and six months ended June 30, 2012, and $5 and $13 for the three and six months ended June 30, 2011, respectively)	28	10	309	24

Net income (loss)	$(1,220)	$1,307	$(3,456)	$5,255

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.04	$(0.12)	$0.17
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, basic	$(0.04)	$0.04	$(0.11)	$0.17

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.04	$(0.12)	$0.17
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, diluted	$(0.04)	$0.04	$(0.11)	$0.17

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(1,220)	$1,307	$(3,456)	$5,255

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	2,078	4,572	4,896	2,312
Reclassification for investment (gains) losses included in net income (loss)	(79)	(2,572)	(79)	(6,430)

Effect on other comprehensive income (loss) from investment securities	1,999	2,000	4,817	(4,118)

Unrealized losses on derivatives used in cash flow hedging during the period	0	0	0	(4)
Reclassification adjustments included in net income (loss)	0	100	0	1,344

Effect on other comprehensive income from hedging activities	0	100	0	1,340

Other comprehensive income before tax	1,999	2,100	4,817	(2,778)
Income tax expense (benefit) related to items of other comprehensive income (loss)	699	735	1,686	(972)

Other comprehensive income (loss) net of tax	1,300	1,365	3,131	(1,806)

Comprehensive income (loss)	$80	$2,672	$(325)	$3,449

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income (loss)	$(3,456)	$5,255
Adjustments to reconcile net income (loss) to cash used in operating activities:
Income from discontinued operations	(309)	(24)
Realized losses (gains), net	(44)	(6,430)
Change in deferred income taxes	(1,957)	(1,880)
Depreciation and amortization	6,292	9,645
Amortization of prepaid monitoring fees	6,250	6,250
Equity based compensation expense	4,130	3,145
Other items, net	2,688	2,610
Changes in assets and liabilities:
Investment income due and accrued	(1,822)	1,208
Due Premiums	1	2
Reinsurance recoverable — ceded policy liabilities	(2,339)	2,229
Other receivables	(3,657)	8,928
Deferred acquisition costs	972	8,066
Prepaid monitoring fees	(12,500)	(12,500)
Current income taxes	(1,117)	(768)
Policy liabilities	(5,571)	(12,317)
Other liabilities and accrued expenses	(9,600)	(16,168)

Cash used in continuing operations	(22,039)	(2,749)
Cash used in discontinued operations	(233)	(108)

Net cash used in operating activities	(22,272)	(2,857)

Investing Activities:
Student loan receivables	3,848	4,155
Securities available for sale	26,360	171,339
Short-term and other investments	362,144	(155,109)
Purchases of property and equipment	(2,020)	(3,885)
Change in restricted cash	(331)	(610)
Net proceeds from sale of assets	2,100	0
Increase in agent receivables	(745)	(704)

Cash provided by continuing operations	391,356	15,186
Cash provided by discontinued operations	0	0

Net cash provided by investing activities	391,356	15,186

Financing Activities:
Repayment of long term debt	(362,500)	0
Repayment of student loan credit facility	(4,100)	(4,600)
Decrease in investment products	(684)	(705)
Change in cash overdraft	1,394	(67)
Proceeds from shares issued to agent plans and other	2,586	2,207
Proceeds from exercise of stock options	(79)	0
Purchases of treasury stock	(6,096)	(4,909)
Excess tax reduction from equity based compensation	0	(637)

Cash used in continuing operations	(369,479)	(8,711)
Cash used in discontinued operations	0	0

Net cash used in financing activities	(369,479)	(8,711)

Net change in cash and cash equivalents	(395)	3,618
Cash and cash equivalents at beginning of period	17,299	12,874

Cash and cash equivalents at end of period in continuing operations	$16,904	$16,492

Supplemental disclosures:
Income taxes paid	$5,211	$6,643

Interest paid	$4,307	$8,176

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2011 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In October 2010, the Financial Accounting Standards Board issued ASU 2010-26, Financial Services — Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the US GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the balance of the following items as of January 1, 2011: (i) reduced Deferred acquisition costs by $7.9 million, (ii) reduced Retained earnings by $5.1 million, and (iii) reduced Deferred federal income taxes by $2.8 million.

(b)	Restated the Consolidated Condensed Statements of Income for the three months ended June 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $1.1 million, (ii) an increase to Federal income tax expense in the amount of $366,000, (iii) an increase in Income from continuing operations and Net income in the amount of $680,000, and (iv) an increase in diluted earnings per share in the amount of $0.02.

(c)	Restated the Consolidated Condensed Statements of Income for the six months ended June 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $2.2 million, (ii) an increase to Federal income tax expense in the amount of $780,000, (iii) an increase in Income from continuing operations and Net income in the amount of $1.4 million, and (iv) an increase in diluted earnings per share in the amount of $0.05.

3.	FAIR VALUE MEASUREMENTS

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

As of June 30, 2012, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $110.5 million of “Corporate bonds and municipals” classified as Level 2, $93.5 million of “Other bonds” classified as Level 2 and $264,000 of “Commercial-backed” investments classified as Level 3. The “Corporate bonds and municipals” investments classified as Level 2 noted above is an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. The “Other bonds” investments classified as Level 2 noted above is an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,505	$15,055	$0	$19,560
Corporate bonds and municipals	0	243,370	0	243,370
Residential-backed issued by agencies	0	39,735	0	39,735
Commercial-backed issued by agencies	0	0	0	0
Commercial-backed	0	7,108	264	7,372
Asset-backed	0	3,112	0	3,112
Other bonds	0	93,526	0	93,526
Other invested assets (1)	0	0	1,793	1,793
Short-term investments (2)	168,971	74,905	0	243,876

	$173,476	$476,811	$2,057	$652,344

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $17.8 million of other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee compensation plans	$0	$0	$5,790	$5,790

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,556	$20,046	$0	$24,602
Corporate bonds and municipals	0	252,279	0	252,279
Residential-backed issued by agencies	0	46,315	0	46,315
Commercial-backed issued by agencies	0	625	0	625
Commercial-backed	0	10,864	485	11,349
Asset-backed	0	3,658	0	3,658
Other bonds	0	89,371	0	89,371
Other invested assets (1)	0	0	1,913	1,913
Short-term investments (2)	606,485	0	0	606,485

	$611,041	$423,158	$2,398	$1,036,597

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $18.0 million of other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee compensation plans	$0	$0	$6,603	$6,603

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

The Company also holds one fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of June 30, 2012, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.

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

Short-term investments

The Company’s short-term investments consists of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy and highly rated and liquid corporate bonds whose maturities at the time of acquisition were one year or less. The short-term bonds are reflected within Level 2 of the fair value hierarchy.

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

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months ended June 30, 2012.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended June 30, 2012
	Beginning Balance	Unrealized Gains or (Losses)	Sales or Redemption	Settlements	Realized Gains or (Losses)(1)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
ASSETS
Commercial-backed	$375	$(5)	$(108)	$2	$0	$0	$264
Other invested assets	1,776	17	0	0	0	0	1,793

	$2,151	$12	$(108)	$2	$0	$0	$2,057

LIABILITIES
Agent and employee stock plans	$4,777	$(26)	$0	$1,039	$0	$0	$5,790

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).

		Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Six Months Ended June 30, 2012
	Beginning Balance	Unrealized Gains or (Losses)	Sales or Redemption	Settlements	Realized Gains or (Losses)(1)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
ASSETS
Commercial-backed	$485	$(10)	$(216)	$5	$0	$0	$264
Other invested assets	1,913	(118)	0	(2)	0	0	1,793

	$2,398	$(128)	$(216)	$3	$0	$0	$2,057

LIABILITIES
Agent and employee stock plans	$6,603	$545	$0	$(1,358)	$0	$0	$5,790

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).

During the six months ended June 30, 2012, the Company did not transfer securities between Level 1, Level 2 or Level 3.

Quantitative information regarding significant unobservable inputs in Level 3 fair value measurement

The Company currently holds one fixed maturity security further categorized as commercial-backed with a fair value of $264,000. The fair value of this security is derived from the yield of the Barclays CMBS Investment Grade 1-3.5yr Index. This security matures in January 2013. Additionally, the Company currently holds one other investment asset further categorized as an alternative investment with a fair value of $1.8 million. The alternative investment consists of a portfolio of collateralized debt obligation equity investments managed by a third party management group. The Company calculates the fair market value of such investment using the net asset value per share, which is determined based on unobservable inputs.

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

The carrying value and estimated fair value classified by level of the fair value hierarchy for certain of our financial instruments at June 30, 2012 are disclosed in the table below:

	Carrying	Estimated Fair Value at June 30, 2012
	Value	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Other investments	$17,773	$0	$0	$17,773	$17,773
Cash and cash equivalents	16,904	0	16,904	0	16,904
Student loan receivables	46,211	0	0	39,616	39,616
Restricted cash	14,778	0	14,778	0	14,778
Investment income due and accrued	5,307	0	5,307	0	5,307
Liabilities:
Debt	190,920	0	0	157,523	157,523
Student loan credit facility	55,950	0	0	34,735	34,735

The carrying value and estimated fair value for certain of our financial instruments at December 31, 2011 are disclosed in the table below:

	December 31, 2011
	Carrying Value	Estimated Fair Value

Assets:
Other investments	$18,017	$18,017
Cash and cash equivalents	17,299	17,299
Student loan receivables	50,733	39,991
Restricted cash	14,447	14,447
Investment income due and accrued	4,007	4,007
Liabilities:
Debt	553,420	505,195
Student loan credit facility	60,050	39,506

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

4.	INVESTMENTS

The Company’s investments consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Securities available for sale
Fixed maturities	$406,675	$428,199
Short-term and other investments	263,442	626,415

Total investments	$670,117	$1,054,614

Available for sale fixed maturities are reported at fair value which was derived as follows:

	June 30, 2012
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$18,963	$597	$0	$0	$19,560
Corporate bonds and municipals	223,423	20,163	(216)	0	243,370
Residential-backed issued by agencies	37,152	2,589	(6)	0	39,735
Commercial-backed issued by agencies	0	0	0	0	0
Commercial-backed	7,306	66	0	0	7,372
Asset-backed	3,199	194	0	(281)	3,112
Other bonds	78,396	15,130	0	0	93,526

Total fixed maturities	$368,439	$38,739	$(222)	$(281)	$406,675

	December 31, 2011
		Gross	Gross	Non-credit Loss
	Amortized	Unrealized	Unrealized	Recognized
	Cost	Gains	Losses	in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$23,876	$726	$0	$0	$24,602
Corporate bonds and municipals	233,925	19,169	(815)	0	252,279
Residential-backed issued by agencies	43,236	3,080	(1)	0	46,315
Commercial-backed issued by agencies	611	14	0	0	625
Commercial-backed	11,097	252	0	0	11,349
Asset-backed	3,807	145	(13)	(281)	3,658
Other bonds	78,396	10,975	0	0	89,371

Total fixed maturities	$394,948	$34,361	$(829)	$(281)	$428,199

The amortized cost and fair value of available for sale fixed maturities at June 30, 2012, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$49,966	$50,697
Over 1 year through 5 years	127,928	142,186
Over 5 years through 10 years	134,494	154,746
Over 10 years	8,394	8,827

	320,782	356,456
Mortgage-backed and asset-backed securities	47,657	50,219

Total fixed maturities	$368,439	$406,675

See Note 3 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.

A summary of net investment income by source is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Fixed maturities	$4,666	$6,384	$9,499	$13,654
Short-term and other investments	397	448	1,279	1,713
Agent receivables	312	82	626	173
Student loan interest income	719	821	1,454	1,662

	6,094	7,735	12,858	17,202
Less investment expenses	281	495	584	997

	$5,813	$7,240	$12,274	$16,205

Realized Gains and Losses

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.

Fixed maturities

Proceeds from the sale and call of investments in fixed maturities were $2.7 and $3.5 million for the three and six months ended June 30, 2012, respectively, and $66.5 million and $128.1 million for the three and six months ended June 30, 2011, respectively. Proceeds from maturities, sinking and principal reductions amounted to $15.0 million and $37.7 million for the three and six months ended June 30, 2012, respectively, and $26.9 million and $49.5 million for the three and six months ended June 30, 2011, respectively. During both the three and six months ended June 30, 2012, the Company realized gross gains of $79,000, on the sale and call of fixed maturity investments. During the three and six months ended June 30, 2011, the Company realized gross gains of $2.6 million and $6.4 million, respectively, on the sale and call of fixed maturity investments. The company realized no gross losses in 2012 and 2011 on fixed maturity investments.

Other than temporary impairment (“OTTI”)

During the six months ended June 30, 2012, the Company recognized no OTTI losses.

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at June 30, 2012, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Cumulative OTTI credit losses recognized for securities still held at January 1, 2012	Additions to OTTI securities where no credit losses were recognized prior to January 1, 2012	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2012	Reductions for securities sold during the period (Realized)	Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	Cumulative OTTI credit losses recognized for securities still held at June 30, 2012
(In thousands)

$3,518	$0	$0	$0	$0	$3,518

Unrealized Gains and Losses

Fixed maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Unrealized Loss Less Than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$0	$0	$0	$0	$0	$0
Corporate bonds and municipals	9,411	2	8,971	214	18,382	216
Residential-backed issued by agencies	1,179	6	0	0	1,179	6
Commercial-backed issued by agencies	0	0	0	0	0	0
Residential-backed	0	0	0	0	0	0
Commercial-backed	0	0	0	0	0	0
Asset-backed	0	0	1,181	0	1,181	0
Other bonds	0	0	0	0	0	0

Total	$10,590	$8	$10,152	$214	$20,742	$222

	December 31, 2011
	Unrealized Loss Less Than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$0	$0	$0	$0	$0	$0
Corporate bonds and municipals	6,291	122	20,160	693	26,451	815
Residential-backed issued by agencies	989	1	0	0	989	1
Commercial-backed issued by agencies	0	0	0	0	0	0
Residential-backed	0	0	0	0	0	0
Commercial-backed	0	0	0	0	0	0
Asset-backed	264	13	924	0	1,188	13
Other bonds	0	0	0	0	0	0

Total	$7,544	$136	$21,084	$693	$28,628	$829

Unrealized Losses Less Than 12 Months

Of the $8,000 in unrealized losses that had existed for less than twelve months at June 30, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $136,000 in unrealized losses that had existed for less than twelve months at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer

Of the $214,000 in unrealized losses that had existed for twelve months or longer at June 30, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $693,000 in unrealized losses that had existed for twelve months or longer at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral, and effective yields. Additionally, HealthMarkets considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of June 30, 2012, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.

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

5.	DEBT

The following table sets forth detail of the Company’s debt and interest expense:

					Interest Expense
	Principal Amount at	Maturity	Interest		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2012	Date	Rate(a)		2012	2011	2012	2011
2006 credit agreement:
Term loan	$0	2012	n/a		$0	$1,313	$998	$3,671
$75 Million revolver (non-use fee)	0	2011	n/a		0	2	0	50
Grapevine Note	72,350	2021	6.7%		1,210	1,215	2,421	2,412
Trust preferred securities:
UICI Capital Trust I	15,470	2034	4.0%		155	148	311	295
HealthMarkets Capital Trust I	51,550	2036	3.5%		459	436	926	868
HealthMarkets Capital Trust II	51,550	2036	3.5%		459	982	926	2,060
Other:
Interest on Deferred Tax Gain	0		3.0%		398	528	791	1,053
Amortization of financing fees	0				3	810	856	2,136
Other interest expense	0				4	0	6	0

Total	$190,920				$2,688	$5,434	$7,235	$12,545
Student Loan Credit Facility	55,950	(b)	0.000	%(c)	0	0	0	0

Total	$246,870				$2,688	$5,434	$7,235	$12,545

(a)	Represents the interest rate at June 30, 2012.
(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see Note 9 — Debt and Student Loan Credit Facility in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011).
(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.

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

6.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(1,248)	$1,297	$(3,765)	$5,231
Income from discontinued operations	28	10	309	24

Net income (loss) available to common shareholders	$(1,220)	$1,307	$(3,456)	$5,255

Weighted average shares outstanding, basic	30,487	30,568	30,387	30,335
Dilutive effect of stock options and other shares	0	733	0	788

Weighted average shares outstanding, dilutive	30,487	31,301	30,387	31,123

Basic earnings (loss) per share:
From continuing operations	$(0.04)	$0.04	$(0.12)	$0.17
From discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, basic	$(0.04)	$0.04	$(0.11)	$0.17

Diluted earnings (loss) per share:
From continuing operations	$(0.04)	$0.04	$(0.12)	$0.17
From discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, basic	$(0.04)	$0.04	$(0.11)	$0.17

7.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

Litigation Matters

As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411-F. HealthMarkets, Inc. and Mid-West (together with MEGA, the “Defendants”) were added as defendants on August 22, 2007. Plaintiff alleged, among other things, that Defendants engaged in unfair and deceptive practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits. On August 31, 2009, the Defendants and the Commonwealth of Massachusetts agreed to settle this matter by executing a Final Judgment by Consent (the “Consent”), which the Court approved on September 3, 2009. By entering into the Consent, the Defendants did not admit to any violation of law or liability. The settlement terms include a collective total payment of $15.0 million, subject to certain credits for payments made under the August 26, 2009 Regulatory Settlement Agreement with the Massachusetts Division of Insurance (the “Settlement Agreement”). Each Defendant paid $5.0 million, comprised of (i) $1.0 million to be paid as civil penalties (the “Penalties Payment”); (ii) $250,000 to be paid as attorneys’ fees and costs; and (iii) $3.75 million to be paid for consumer compensatory damages and other consumer relief (the “Consumer Relief Payments”). The Consent acknowledges the obligations of MEGA and Mid-West under the Settlement Agreement to pay $2.0 million, together with amounts pursuant to a claims reassessment process. The Consent provides credits as follows: (i) the $2.0 million payment under the Settlement Agreement will be credited towards the $2.0 million in Penalties Payments that MEGA and Mid-West would otherwise be required to collectively pay and (ii) based on amounts to be paid by MEGA and Mid-West under the Settlement Agreement for claims reassessment, the Attorney General will provide a preliminary credit of $400,000 toward the Consumer Relief Payments due collectively from MEGA and Mid-West. If the total amount of such claims reassessment payments is less than $400,000, MEGA and Mid-West must pay the difference. The Company paid $12.6 million in September 2009 in accordance with the terms of the Consent. On July 2, 2012, MEGA and Mid-West collectively paid an additional $288,184 to the Massachusetts Attorney General. These payments represent, collectively, the difference between the claims reassessment payments made and $400,000, and effectively close all outstanding matters under the Consent. The resolution of this matter, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

As previously disclosed, on July 6, 2010, HealthMarkets, Inc., MEGA and Mid-West were named as defendants in a putative class action (Jeffrey Cutter, Rina Discepolo, on behalf of themselves and others similarly situated v. HealthMarkets, Inc. et al.) pending in the Norfolk County Superior Court, Commonwealth of Massachusetts, Case No. 1:10-cv:11488-JLT. On August 13, 2010, this matter was removed to the United States District Court for the District of Massachusetts. The complaint alleges that the named plaintiffs (former district sales leaders contracted with the Company’s insurance subsidiaries) were employees (rather than independent contractors) under Massachusetts law and are therefore entitled, among other relief, to recover certain business costs under the Massachusetts Wage Act. On July 21, 2011, the Court certified the class and on September 26, 2011, the First Circuit Court of Appeals denied defendants’ motion to appeal the class certification. Following a mediation held on July 31, 2012, the parties reached a preliminary agreement in principle to settle this matter on terms that, after consideration of applicable reserves and/or potentially available insurance coverage benefits, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Regulatory Matters

As previously disclosed, in March 2005, the Company received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination (the “Multistate Examination”) of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company (the “Insurance Companies”). On May 29, 2008, the Insurance Companies entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other states – Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The RSA provided, among other things, for a monetary penalty in the amount of $20 million, a potential additional monetary penalty up to an additional $10 million if the Insurance Companies were found not to comply with the requirements of the RSA when re-examined, and an “Outreach Program” to be administered by the Insurance Companies with certain existing insureds. The Insurance Companies’ compliance with the RSA was monitored by the Monitoring Regulators, through semi-annual reports from the Insurance Companies. The Monitoring Regulators were responsible for determining the amount of the additional penalty for any failure to comply with the requirements of the RSA through a re-examination. As previously disclosed, following a re-examination by the Monitoring Regulators to assess the Insurance Companies’ performance with respect to RSA Standards for Performance Measurement, effective June 26, 2012, the Insurance Companies entered into an agreement with the Monitoring Regulators which completes and closes the Multistate Examination (the “Agreement”) on terms that that, after consideration of applicable reserves, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Agreement provides, among other things, as follows:

1.	With respect to the potential additional penalty of up to $10 million for failure to comply with the requirements of the RSA when re-examined, the Insurance Companies will pay a monetary penalty of $325,000 (the “Penalty”) to settle the re-examination, including the re-examination findings described in the re-examination report (the “Second Examination Report”).

2.	The Penalty is payable within ten business days of the effective date of the Agreement. The Penalty must be paid consistently with the pro rata state allocation used to pay the original RSA penalty.

3.	The Penalty is the sole and exclusive remedy provided to the Participating Regulators (defined as each of the state insurance regulators who signed onto the RSA, other than the Monitoring Regulators) with regard to non-compliance by the Insurance Companies with the RSA’s Standards for Performance Measurement, as reflected in the Second Examination Report.

4.	By entering into the Agreement, the Monitoring Regulators and the Insurance Companies intend to resolve all of the findings in the Second Examination Report, including any violations of law and regulations, and to conclude and close all proceedings related to the Multistate Examination.

5.	Each Signatory Regulator (defined as the Monitoring Regulators and the Participating Regulators collectively) releases and forever discharges the Insurance Companies and all officers, directors, agents and representatives from all civil or administrative causes, actions, claims, damages, fines, sanctions, losses, demands or other liabilities that the Signatory Regulators could pursue or seek for matters set forth in the RSA, the Scope of Examination set forth in the Second Examination Report, and the findings contained in the Second Examination Report.

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

Due to the complexity of the Health Care Reform Legislation, gradual implementation and the pending status of certain guidance and regulations, the full impact of Health Care Reform Legislation on the Company’s business is not yet fully known. However, we have dedicated material resources and, in the future, expect to dedicate additional material resources and to incur material expenses (including but not limited to additional claims expenses), and have made material changes to our business, as a result of the Health Care Reform Legislation. These changes include the adjustments to our in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states required an earlier effective date. Plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company made all state form and rate filings necessary to include these new requirements and, effective in September 2011, made required rate and form changes for new policies marketed after that date.

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

The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could have a material adverse effect on the Company’s financial condition and results of operations, including but not limited to, impairment of goodwill and intangible assets. For additional information, see the caption entitled “Regulatory and Legislative Matters — National Health Care Reform Legislation” — in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $10.29.

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

Property and equipment is stated at cost, less accumulated depreciation of $135.2 million and $158.2 million as of June 30, 2012 and December 31, 2011, respectively. Property and equipment is depreciated on a straight-line basis over their estimated useful lives.

Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$131,363	$144,148	$256,253	$306,671
Insphere:	21,279	17,877	42,127	34,264
Corporate:	3,066	6,538	6,597	16,067
Intersegment Eliminations:	(6,513)	(4,432)	(12,441)	(8,251)

Total revenues excluding disposed operations	149,195	164,131	292,536	348,751
Disposed Operations:	60	413	99	817

Total revenue from continuing operations	$149,255	$164,544	$292,635	$349,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$19,171	$23,282	$36,347	$47,812
Insphere:	(10,369)	(14,388)	(21,573)	(27,214)
Corporate:	(7,293)	(6,650)	(17,014)	(12,650)

Total operating income (loss) excluding disposed operations	1,509	2,244	(2,240)	7,948
Disposed Operations	340	(35)	446	626

Total income (loss) from continuing operations before federal income taxes	$1,849	$2,209	$(1,794)	$8,574

Assets by operating segment at June 30, 2012 and December 31, 2011 are set forth in the table below:

	June 30,	December 31,
	2012	2011
	(In thousands)
Assets:
Commercial Health Division:	$393,321	$400,908
Insphere:	54,227	62,194
Corporate:	463,127	830,253

Total assets excluding assets of Disposed Operations	910,675	1,293,355
Disposed Operations	380,850	380,238

Total assets	$1,291,525	$1,673,593

Disposed Operations assets at June 30, 2012 and December 31, 2011 primarily represent reinsurance recoverables for the ceding of the former Life Insurance Division business as a result of coinsurance agreements entered into in 2008.

Concentrations

Insphere maintains marketing agreements for the distribution of insurance products with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, UnitedHealthcare’s Golden Rule Insurance Company, Humana, ING and Aetna. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During the six months ended June 30, 2012, approximately 85% of Insphere product sales were underwritten by these four third-party carriers.

Minimum Loss Ratio Rebate

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. As of June 30, 2012 the Company had accrued $26.0 million for the 2011 medical loss ratio rebate for a decrease of approximately $1.0 million from the amount accrued as of December 31, 2011. The Company processed all $26.0 million of the 2011 rebates in July 2012. Additionally, as of June 30, 2012, the Company had accrued $4.7 million for the 2012 medical loss ratio rebate to be paid in 2013. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

Federal Income Taxes

The federal income tax expense with respect to continuing operations for the three and six months ended June 30, 2012 of $3.1 million and $2.0 million, respectively, varies from an anticipated 35% federal tax expense (benefit) for these periods of $647,000 and $(628,000), respectively, due primarily to the write-off of deferred tax assets totaling $2.5 million associated with expiring unexercised stock options that were out-of-the-money at the expiration date.

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

The Company recognized $1.3 million and $3.1 million of expense for the three and six months ended June 30, 2012, respectively, in connection with the ISOP. The Company recognized $1.5 million and $2.6 million of expense for the three and six months ended June 30, 2011, respectively, in connection with the ISOP. The liability for nonemployee participation in the ISOP decreased $538,000 for the six months ended June 30, 2012. Decreases in the Company’s liability were primarily the result of vesting of awards in the first quarter of 2012 offset by the 2012 expenses.

11.	TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2012, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 53.8%, 22.0% and 11.0%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services pursuant to Transaction and Monitoring Fee Agreements, for which the Company pays The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, in the aggregate, annual monitoring fees of at least $12.5 million. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. Of the aggregate annual monitoring fees of $12.5 million paid in January 2012, $7.7 million was paid to The Blackstone Group, $3.2 million was paid to Goldman Sachs Capital Partners and $1.6 million was paid to DLJ Merchant Banking Partners. The Company has expensed $6.3 million through June 30, 2012.

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. As of June 30, 2012, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three months ended June 30, 2012, the Company received a Manager Profit Interest Distribution of $119,000. As of June 30, 2012, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $407,000.

12.	SUBSEQUENT EVENTS

On July 17, 2012, the Company’s Insphere subsidiary closed an asset purchase agreement with Repp Gartner Financial, Inc. (“Repp Gartner”) — a San Diego, California based insurance agency call center — pursuant to which Insphere acquired certain assets of Repp Gartner. This transaction enables Insphere to add a call center distribution channel to its business. The initial purchase price for the purchased assets was approximately $6.1 million, with additional earn-out payments possible based on the achievement of commission revenue targets attributable to such new call center distribution channel.

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

Insphere is a distribution company that specializes in meeting the life, health, long-term care, Medicare and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of June 30, 2012, Insphere had approximately 2,900 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 35 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has marketing agreements with a number of non-affiliated life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna, Humana, ING and UnitedHealthcare’s Golden Rule Insurance.

Results of Operations

The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
REVENUE
Health premiums	$122,372	$133,243	$237,916	$284,444
Life premiums and other considerations	364	390	835	856

	122,736	133,633	238,751	285,300
Investment income	5,813	7,240	12,274	16,205
Other income	20,638	21,099	41,566	41,633
Realized gains, net	68	2,572	44	6,430

	149,255	164,544	292,635	349,568

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	85,838	91,722	167,686	195,688
Underwriting, acquisition, and insurance expenses	19,255	24,375	38,699	53,422
Other expenses	39,625	40,804	80,809	79,339
Interest expense	2,688	5,434	7,235	12,545

	147,406	162,335	294,429	340,994

Income (loss) from continuing operations before income taxes	1,849	2,209	(1,794)	8,574
Federal income tax expense	3,097	912	1,971	3,343

Income (loss) from continuing operations	(1,248)	1,297	(3,765)	5,231
Income from discontinued operations, net	28	10	309	24

Net income (loss)	$(1,220)	$1,307	$(3,456)	$5,255

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

With respect to the minimum loss ratio requirements effective beginning in 2011, a mandated minimum loss ratio of 80% for the individual and small group markets is expected to have a significant impact on the revenues of our insurance subsidiaries and our business generally, and has required us to issue rebates to customers. (See Note 9 Minimum Loss Ratio Rebate of the Notes to Consolidated Condensed Financial Statements included herein.) The 80% minimum medical loss ratio could, at an appropriate time in the future, compel us to discontinue the underwriting and marketing of individual health insurance and/or to non-renew coverage of our existing individual health customers in one or more states pursuant to applicable state and federal requirements.

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

For additional information, see the caption entitled “Regulatory and Legislative Matters — National Health Care Reform Legislation” — in Part I, Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue from continuing operations and income (loss) from continuing operations before income taxes are set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$131,363	$144,148	$256,253	$306,671
Insphere:	21,279	17,877	42,127	34,264
Corporate:	3,066	6,538	6,597	16,067
Intersegment Eliminations:	(6,513)	(4,432)	(12,441)	(8,251)

Total revenues excluding disposed operations	149,195	164,131	292,536	348,751
Disposed Operations:	60	413	99	817

Total revenue from continuing operations	$149,255	$164,544	$292,635	$349,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$19,171	$23,282	$36,347	$47,812
Insphere:	(10,369)	(14,388)	(21,573)	(27,214)
Corporate:	(7,293)	(6,650)	(17,014)	(12,650)

Total operating income (loss) excluding disposed operations	1,509	2,244	(2,240)	7,948
Disposed Operations:	340	(35)	446	626

Total income (loss) from continuing operations before federal income taxes	$1,849	$2,209	$(1,794)	$8,574

Commercial Health Division

Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenue
Earned premium revenue	$122,709	$133,631	$238,724	$285,298
Investment income	3,204	3,564	6,505	7,142
Other income	5,450	6,953	11,024	14,231

Total revenue	131,363	144,148	256,253	306,671
Benefits and Expenses
Benefit expenses	86,246	91,324	168,229	195,724
Underwriting, acquisition and insurance expenses	24,769	27,620	49,039	59,089
Other expenses	1,177	1,922	2,638	4,046

Total expenses	112,192	120,866	219,906	258,859

Operating income	$19,171	$23,282	$36,347	$47,812

Other operating data:
Loss ratio	70.3%	68.3%	70.5%	68.6%
Expense ratio	20.2%	20.7%	20.5%	20.7%

Combined ratio	90.5%	89.0%	91.0%	89.3%

Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.

Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

The Commercial Health Division continues to report a decrease in earned premium revenue for both the three-months and six-months ended June 30, 2012 compared to the same periods in the prior year, due to the continued decrease in policies in force. Beginning in 2010, the Company’s emphasis has been primarily on the distribution of health insurance products underwritten by non-affiliated carriers and the Company has largely discontinued marketing health benefit plans underwritten by its insurance subsidiaries. The Company continues to focus efforts on growing its supplemental insurance product sales underwritten primarily by The Chesapeake Life Insurance Company.

The Commercial Health Division reported a decrease in operating income which is generally attributable to the decrease in revenue as well as the increase in the loss ratio. The increase in the loss ratio is primarily the result of the minimum loss ratio (“MLR”) requirements as enacted by Health Care Reform Legislation. Additionally, the Company updated its loss reserve analysis for the three months and six months ended June 30, 2012. This update included revisions to the 2012 MLR rebate estimates resulting in a decrease in the MLR rebate reserves of $2.0 million and revisions to the 2011 MLR rebate based on the report submitted to HHS in the second quarter resulting in reductions of the MLR rebate reserves for the three months and six months ended June 30, 2012 of $1.1 million and $1.0 million, respectively. These decreases were partially offset by revised completion factors resulting in an increase in claim reserves of $2.1 million.

The decrease in underwriting, acquisition and insurance expense reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, the Company continues to address other cost saving measures to reduce fixed costs associated with this segment.

Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships prior to the formation of Insphere, for which other expenses are incurred for bonuses and other compensation provided to the agents. The majority of these association memberships were sold along with health policies and as premium continues to decrease we expect the revenue and expense generated from these association memberships to also decrease.

Insphere

In 2009 we formed Insphere, an authorized insurance agency in 50 states and the District of Columbia specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies.

Set forth below is certain summary financial and operating data for Insphere for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenue
Commission revenue from non-affiliates	$12,036	$10,961	$24,201	$21,380
Commission revenue from affiliates	5,663	3,340	10,751	6,078
Commission revenue from association memberships	3,060	3,081	6,160	5,837
Investment income	284	255	561	495
Other income	236	240	454	474

Total revenue	21,279	17,877	42,127	34,264
Expenses
Commission expenses	11,004	9,929	21,932	18,487
Agent incentives	6,749	6,767	13,076	12,634
Other expenses	13,895	15,569	28,692	30,357

Total expenses	31,648	32,265	63,700	61,478

Operating loss	$(10,369)	$(14,388)	$(21,573)	$(27,214)

Insphere continues to report an increase in commission revenue with the majority of the increase attributable from the sale of our supplemental insurance products. Commission revenue from non-affiliates continues to increase over prior year primarily as a result of the increased renewal business.

Insphere also reported increases in commission expenses and agent incentives which is due primarily to the corresponding increases in commission revenues, especially on the supplemental insurance business. Commission expense includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. Agent incentives primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. These generally increase in tandem with commission revenue.

Other expenses associated with Insphere are related to home office employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. These costs decreased from the prior year as we continue to reduce our overhead expenses.

Corporate

Corporate includes investment income not otherwise allocated to the other segments, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating loss at Corporate for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating loss:
Investment income on equity	$1,622	$2,540	$3,770	$6,709
Realized gains, net	79	2,572	79	6,430
Interest expense on corporate debt	(2,684)	(5,434)	(7,230)	(12,545)
Student loan operations	(6)	(65)	(122)	(56)
General corporate expenses and other	(6,304)	(6,263)	(13,511)	(13,188)

Operating loss	$(7,293)	$(6,650)	$(17,014)	$(12,650)

The change in operating loss is primarily due to the following items:

•

The decrease in investment income and realized gains resulted from the sales of various fixed maturities throughout 2011 as a result of cash requirements needed for the then pending maturity of our term loan.

•

Interest expense on corporate debt decreased as a result of the repayment of the Company’s term loan in February 2012. Additionally, the Company had an interest rate swap agreement that expired on April 11, 2011 which caused the Company to pay a fixed rate higher than the current variable rate incurred on the debt during the first quarter of 2011.

•

General corporate expenses increased during the current year primarily as a result of additional costs incurred related to the workforce reductions and the previously announced departure of the Company’s Chief Financial Officer during the second quarter.

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

The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		June 30,	December 31,
	Maturity Date		June 30, 2012		2012	2011
					(In thousands)

Term loan	2012		n/a		$0	$362,500
Grapevine Note	2021		6.7%		72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034		4.0%		15,470	15,470
HealthMarkets Capital Trust I	2036		3.5%		51,550	51,550
HealthMarkets Capital Trust II	2036		3.5%		51,550	51,550

Total					$190,920	$553,420
Student Loan Credit Facility	(a	)	0.000	%(b)	55,950	60,050

Total					$246,870	$613,470

(a)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037.
(b)	The interest rate on each series of notes resets monthly in a Dutch auction process.

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

HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $100 million Loan Agreement. As of June 30, 2012 and December 31, 2011, Insphere had an outstanding balance owed to HealthMarkets, LLC of $15.3 million and $6.9 million, respectively.

At June 30, 2012, HealthMarkets, Inc. and HealthMarkets, LLC, in the aggregate, held cash and short-term investments in the amount of $94.2 million.

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

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the balance of the following items as of January 1, 2011: (i) reduced Deferred acquisition costs by $7.9 million, (ii) reduced Retained earnings by $5.1 million, and (iii) reduced Deferred federal income taxes by $2.8 million.

(b)	Restated the Consolidated Condensed Statements of Income for the three months ended June 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $1.1 million, (ii) an increase to Federal income tax expense in the amount of $366,000, (iii) an increase in Income from continuing operations and Net income in the amount of $680,000, and (iv) an increase in diluted earnings per share in the amount of $0.02.

(c)	Restated the Consolidated Condensed Statements of Income for the six months ended June 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $2.2 million, (ii) an increase to Federal income tax expense in the amount of $780,000, (iii) an increase in Income from continuing operations and Net income in the amount of $1.4 million, and (iv) an increase in diluted earnings per share in the amount of $0.05.

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. As of June 30, 2012 the Company had accrued $26.0 million for the 2011 medical loss ratio for a decrease of approximately $1.0 million from the amount accrued as of December 31, 2011. The Company processed all $26.0 million of the 2011 rebates in July 2012. Additionally, as of June 30, 2012, the Company had accrued $4.7 million for the 2012 medical loss ratio rebate to be paid in 2013. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

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

The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2012. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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

During the quarter ended June 30, 2012, the Company issued an aggregate of 20,305 unregistered shares of its Class A-1 common stock. In particular, employee participants in the HealthMarkets, Inc. InVest Stock Ownership Plan purchased 20,305 shares of the Company’s Class A-1 common stock for aggregate consideration of $210,000 (or $10.33 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program

4/1/12 to 4/30/12	2,380	$10.40	0	0
5/1/12 to 5/31/12	20,212	10.33	0	0
6/1/12 to 6/30/12	27,288	10.33	0	0

Totals	49,880	$10.33	0	0

(1)	The number of shares purchased other than through a publicly announced plan or program includes 49,880 shares purchased from former or current employees of the Company.

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program

4/1/12 to 4/30/12	60,119	$10.40	0	0
5/1/12 to 5/31/12	80,145	10.33	0	0
6/1/12 to 6/30/12	124,798	10.33	0	0

Totals	265,062	$10.33	0	0

(1)	The number of shares purchased other than through a publicly announced plan or program includes 265,062 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description

10.1	Agreement Completing and Closing Multistate Examination dated June 26, 2012, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 29, 2012, File No. 001-14953, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Derrick A. Duke, Senior Vice President, Interim Chief Financial Officer, Treasurer and Chief Insurance Operating Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc. and Derrick A. Duke, Senior Vice President, Interim Chief Financial Officer, Treasurer and Chief Insurance Operating Officer of HealthMarkets, Inc.

101	The following materials from HealthMarkets’ Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC
(Registrant)

Date: August 9, 2012	/s/ Kenneth J. Fasola
Kenneth J. Fasola
Chief Executive Officer

Date: August 9, 2012	/s/ Derrick A. Duke
Derrick A. Duke
Senior Vice President, Interim Chief Financial Officer, Treasurer and Chief Insurance Operating Officer
(Principal Financial Officer)