Form 10-Q
period 2012-09-30
HealthMarkets, Inc.
filed 2012-11-09
CIK 773660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On October 18, 2012, the registrant had 27,758,849 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,735,054 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.

and Subsidiaries

Third Quarter 2012 Form 10-Q

HEALTHMARKETS, INC.

and Subsidiaries

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(As adjusted)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2012 – $353,118; 2011 – $394,948)	$393,924	$428,199
Short-term and other investments	247,218	626,415

Total investments	641,142	1,054,614
Cash and cash equivalents	15,971	17,299
Student loan receivables	44,078	50,733
Restricted cash	12,219	14,447
Investment income due and accrued	7,401	4,007
Reinsurance recoverable – ceded policy liabilities	367,265	363,139
Agent and other receivables	21,441	21,416
Deferred acquisition costs	13,415	14,639
Property and equipment	34,410	37,466
Goodwill and other intangible assets	84,998	80,255
Recoverable federal income taxes	3,424	0
Other assets	15,438	13,478
Assets Held for Sale	0	2,100

	$1,261,202	$1,673,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$470,315	$473,163
Claims	86,261	94,743
Unearned premiums	24,057	27,523
Other policy liabilities	12,970	34,167
Accounts payable and accrued expenses	29,465	30,852
Other liabilities	53,373	57,107
Current income taxes payable	0	410
Deferred federal income taxes	69,780	68,881
Debt	190,920	553,420
Student loan credit facility	53,850	60,050
Net liabilities of discontinued operations	946	1,486

	991,937	1,401,802
Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	0	0
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,096,278 issued and 27,765,245 outstanding at September 30, 2012; 28,156,278 issued and 27,851,301 outstanding at December 31, 2011. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,757,922 outstanding at September 30, 2012; 4,026,104 issued and 2,776,985 outstanding at December 31, 2011	321	322
Additional paid-in capital	50,753	50,535
Accumulated other comprehensive income	26,659	21,838
Retained earnings	207,371	214,853
Treasury stock, at cost (331,033 Class A-1 common shares and 1,268,182 Class A-2 common shares at September 30, 2012; 304,977 Class A-1 common shares and 1,249,119 Class A-2 common shares at December 31, 2011)	(15,839)	(15,757)

	269,265	271,791

	$1,261,202	$1,673,593

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
REVENUE
Health premiums	$112,228	$131,702	$350,144	$416,146
Life premiums and other considerations	332	357	1,167	1,213

	112,560	132,059	351,311	417,359
Investment income	5,783	6,153	18,057	22,358
Commissions and other income	21,635	20,562	63,201	62,195
Realized gains, net	257	2,546	301	8,976

	140,235	161,320	432,870	510,888
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	83,342	83,348	251,028	279,036
Underwriting, acquisition, and insurance expenses	16,707	21,331	55,406	74,753
Other expenses	43,310	40,517	124,120	119,856
Interest expense	2,713	4,745	9,948	17,290

	146,072	149,941	440,502	490,935

Income (loss) from continuing operations before income taxes	(5,837)	11,379	(7,632)	19,953
Federal income tax expense (benefit)	(1,796)	4,235	175	7,578

Income (loss) from continuing operations	(4,041)	7,144	(7,807)	12,375

Income from discontinued operations, (net of income tax expense of $9 and $175 for the three and nine months ended September 30, 2012, and $6 and $19 for the three and nine months ended September 30, 2011, respectively)	16	11	325	35

Net income (loss)	$(4,025)	$7,155	$(7,482)	$12,410

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.13)	$0.23	$(0.26)	$0.41
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, basic	$(0.13)	$0.23	$(0.25)	$0.41

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.13)	$0.23	$(0.26)	$0.40
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, diluted	$(0.13)	$0.23	$(0.25)	$0.40

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Net income (loss)	$(4,025)	$7,155	$(7,482)	$12,410

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	2,857	6,555	7,753	8,867
Reclassification for investment (gains) losses included in net income (loss)	(257)	(2,623)	(336)	(9,053)

Effect on other comprehensive income (loss) from investment securities	2,600	3,932	7,417	(186)

Unrealized losses on derivatives used in cash flow hedging during the period	0	0	0	(4)
Reclassification adjustments included in net income (loss)	0	0	0	1,344

Effect on other comprehensive income from hedging activities	0	0	0	1,340

Other comprehensive income before tax	2,600	3,932	7,417	1,154
Income tax expense related to items of other comprehensive income (loss)	910	1,376	2,596	404

Other comprehensive income net of tax	1,690	2,556	4,821	750

Comprehensive income (loss)	$(2,335)	$9,711	$(2,661)	$13,160

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
		(As adjusted)
Operating Activities:
Net income (loss)	$(7,482)	$12,410
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Income from discontinued operations	(325)	(35)
Realized gains, net	(301)	(9,054)
Change in deferred income taxes	(1,698)	(2,560)
Depreciation and amortization	9,854	13,392
Amortization of prepaid monitoring fees	9,375	9,375
Equity based compensation expense	6,291	4,347
Other items, net	5,188	2,997
Changes in assets and liabilities:
Investment income due and accrued	(4,123)	(1,002)
Due premiums	(1)	3
Reinsurance recoverable – ceded policy liabilities	(4,126)	3,436
Other receivables	(413)	10,333
Deferred acquisition costs	1,224	9,313
Prepaid monitoring fees	(12,500)	(12,500)
Current income taxes	(3,834)	6,437
Policy liabilities	(34,959)	(27,133)
Other liabilities and accrued expenses	(10,897)	(15,129)

Cash (used in) provided by continuing operations	(48,727)	4,630
Cash used in discontinued operations	(214)	(22)

Net cash (used in) provided by operating activities	(48,941)	4,608

Investing Activities:
Student loan receivables	5,648	6,123
Securities available for sale	41,648	244,215
Short-term and other investments	377,668	(240,916)
Purchases of property and equipment	(3,693)	(6,531)
Change in restricted cash	2,228	1,824
Acquisitions and related fees	(6,065)	0
Net proceeds from sale of assets	2,100	0
Increase in agent receivables	(881)	(286)

Cash provided by continuing operations	418,653	4,429
Cash provided by discontinued operations	0	0

Net cash provided by investing activities	418,653	4,429

Financing Activities:
Repayment of long term debt	(362,500)	0
Repayment of student loan credit facility	(6,200)	(6,900)
Decrease in investment products	(1,034)	(1,064)
Change in cash overdraft	3,851	5,310
Proceeds from shares issued to agent plans and other	3,725	3,210
Proceeds from exercise of stock options	(79)	0
Purchases of treasury stock	(8,803)	(6,614)
Excess tax reduction from equity based compensation	0	(793)

Cash used in continuing operations	(371,040)	(6,851)
Cash used in discontinued operations	0	0

Net cash used in financing activities	(371,040)	(6,851)

Net change in cash and cash equivalents	(1,328)	2,186
Cash and cash equivalents at beginning of period	17,299	12,874

Cash and cash equivalents at end of period in continuing operations	$15,971	$15,060

Supplemental disclosures:
Income taxes paid	$5,881	$6,643

Interest paid	$11,886	$10,375

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. The accompanying December 31, 2011 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In October 2010, the Financial Accounting Standards Board issued ASU 2010-26, Financial Services - Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the US GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the balance of the following items as of January 1, 2011: (i) reduced Deferred acquisition costs by $7.9 million, (ii) reduced Retained earnings by $5.1 million, and (iii) reduced Deferred federal income taxes by $2.8 million.

(b)	Restated the Consolidated Condensed Statements of Income for the three months ended September 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $1.1 million, (ii) an increase to Federal income tax expense in the amount of $374,000, (iii) an increase in Income from continuing operations and Net income in the amount of $694,000, and (iv) an increase in diluted earnings per share in the amount of $0.02.

(c)	Restated the Consolidated Condensed Statements of Income for the nine months ended September 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $3.3 million, (ii) an increase to Federal income tax expense in the amount of $1.2 million, (iii) an increase in Income from continuing operations and Net income in the amount of $2.1 million, and (iv) an increase in diluted earnings per share in the amount of $0.07.

3.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2012, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $109.2 million of “Corporate bonds and municipals” classified as Level 2, $94.6 million of “Other bonds” classified as Level 2 and $151,000 of “Commercial-backed” investments classified as Level 3. The “Corporate bonds and municipals” investments classified as Level 2 noted above is an investment grade corporate bond issued by UnitedHealth Group Inc. that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. The “Other bonds” investments classified as Level 2 noted above is an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,482	$15,018	$0	$19,500
Corporate bonds and municipals	0	239,415	0	239,415
Residential-backed issued by agencies	0	34,692	0	34,692
Commercial-backed issued by agencies	0	0	0	0
Commercial-backed	0	2,858	151	3,009
Asset-backed	0	2,684	0	2,684
Other bonds	0	94,624	0	94,624
Other invested assets (1)	0	0	1,780	1,780
Short-term investments (2)	166,214	61,451	0	227,665

	$170,696	$450,742	$1,931	$623,369

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $17.8 million of other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee compensation plans	$0	$0	$7,328	$7,328

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,556	$20,046	$0	$24,602
Corporate bonds and municipals	0	252,279	0	252,279
Residential-backed issued by agencies	0	46,315	0	46,315
Commercial-backed issued by agencies	0	625	0	625
Commercial-backed	0	10,864	485	11,349
Asset-backed	0	3,658	0	3,658
Other bonds	0	89,371	0	89,371
Other invested assets (1)	0	0	1,913	1,913
Short-term investments (2)	606,485	0	0	606,485

	$611,041	$423,158	$2,398	$1,036,597

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $18.0 million of other investments which are not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee compensation plans	$0	$0	$6,603	$6,603

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

The Company also holds one fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of September 30, 2012, the fair value of such commercial asset-backed security which represents approximately 0.1% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy.

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

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months and nine months ended September 30, 2012.

		Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended September 30, 2012
	Beginning Balance	Unrealized Gains or (Losses)	Sales or Redemption	Settlements	Realized Gains or (Losses)(1)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
ASSETS
Commercial-backed	$264	$(3)	$(111)	$1	$0	$0	$151
Other invested assets	1,793	(13)	0	0	0	0	1,780

	$2,057	$(16)	$(111)	$1	$0	$0	$1,931

LIABILITIES
Agent and employee stock plans	$5,790	$(60)	$0	$1,598	$0	$0	$7,328

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).

		Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Nine Months Ended September 30, 2012
	Beginning Balance	Unrealized Gains or (Losses)	Sales or Redemption	Settlements	Realized Gains or (Losses)(1)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
ASSETS
Commercial-backed	$485	$(13)	$(325)	$4	$0	$0	$151
Other invested assets	1,913	(131)	0	(2)	0	0	1,780

	$2,398	$(144)	$(325)	$2	$0	$0	$1,931

LIABILITIES
Agent and employee stock plans	$6,603	$485	$0	$240	$0	$0	$7,328

(1)	Realized losses for the period are included in “Realized gains, net” on the Company’s consolidated condensed statement of income (loss).

During the nine months ended September 30, 2012, the Company did not transfer securities between Level 1, Level 2 or Level 3.

Quantitative information regarding significant unobservable inputs in Level 3 fair value measurement

The Company currently holds one fixed maturity security further categorized as commercial-backed with a fair value of $151,000. The fair value of this security is derived from the yield of the Barclays CMBS Investment Grade 1-3.5yr Index. This security matures in January 2013. Additionally, the Company currently holds one other investment asset categorized as an alternative investment with a fair value of $1.8 million. The alternative investment consists of a portfolio of collateralized debt obligation equity investments managed by a third party management group. The Company calculates the fair market value of such investment using the net asset value per share, which is determined based on unobservable inputs.

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

The carrying value and estimated fair value classified by level of the fair value hierarchy for certain of our financial instruments at September 30, 2012 are disclosed in the table below:

		Estimated Fair Value at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Other investments	$17,773	$0	$0	$17,773	$17,773
Cash and cash equivalents	15,971	0	15,971	0	15,971
Student loan receivables	44,078	0	0	35,483	35,483
Restricted cash	12,219	0	12,219	0	12,219
Investment income due and accrued	7,401	0	7,401	0	7,401
Liabilities:
Debt	190,920	0	0	157,262	157,262
Student loan credit facility	53,850	0	0	32,956	32,956

The carrying value and estimated fair value for certain of our financial instruments at December 31, 2011 are disclosed in the table below:

	December 31, 2011
	Carrying Value	Estimated Fair Value
Assets:
Other investments	$18,017	$18,017
Cash and cash equivalents	17,299	17,299
Student loan receivables	50,733	39,991
Restricted cash	14,447	14,447
Investment income due and accrued	4,007	4,007
Liabilities:
Debt	553,420	505,195
Student loan credit facility	60,050	39,506

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

4.	INVESTMENTS

The Company’s investments consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Securities available for sale
Fixed maturities	$393,924	$428,199
Short-term and other investments	247,218	626,415

Total investments	$641,142	$1,054,614

Available for sale fixed maturities are reported at fair value which was derived as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$18,916	$584	$0	$0	$19,500
Corporate bonds and municipals	217,915	21,560	(60)	0	239,415
Residential-backed issued by agencies	32,249	2,450	(7)	0	34,692
Commercial-backed issued by agencies	0	0	0	0	0
Commercial-backed	2,996	13	0	0	3,009
Asset-backed	2,646	319	0	(281)	2,684
Other bonds	78,396	16,228	0	0	94,624

Total fixed maturities	$353,118	$41,154	$(67)	$(281)	$393,924

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$23,876	$726	$0	$0	$24,602
Corporate bonds and municipals	233,925	19,169	(815)	0	252,279
Residential-backed issued by agencies	43,236	3,080	(1)	0	46,315
Commercial-backed issued by agencies	611	14	0	0	625
Commercial-backed	11,097	252	0	0	11,349
Asset-backed	3,807	145	(13)	(281)	3,658
Other bonds	78,396	10,975	0	0	89,371

Total fixed maturities	$394,948	$34,361	$(829)	$(281)	$428,199

The amortized cost and fair value of available for sale fixed maturities at September 30, 2012, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$52,393	$52,985
Over 1 year through 5 years	124,332	139,790
Over 5 years through 10 years	133,313	155,128
Over 10 years	5,189	5,636

	315,227	353,539
Mortgage-backed and asset-backed securities	37,891	40,385

Total fixed maturities	$353,118	$393,924

See Note 3 of Notes to Consolidated Condensed Financial Statements for additional disclosures on fair value measurements.

A summary of net investment income by source is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Fixed maturities	$4,522	$5,509	$14,021	$19,163
Short-term and other investments	501	194	1,780	1,907
Agent receivables	322	59	948	232
Student loan interest income	702	799	2,156	2,461

	6,047	6,561	18,905	23,763
Less investment expenses	264	408	848	1,405

	$5,783	$6,153	$18,057	$22,358

Realized Gains and Losses

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have other than temporary declines in fair values. Gains and losses on trading securities are reported in “Realized gains, net” on the consolidated condensed statements of income.

Fixed maturities

Proceeds from the sale and call of investments in fixed maturities were $4.1 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, and $61.3 million and $189.4 million for the three and nine months ended September 30, 2011, respectively. Proceeds from maturities, sinking and principal reductions amounted to $11.2 million and $48.8 million for the three and nine months ended September 30, 2012, respectively, and $11.6 million and $61.1 million for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2012, the Company realized gross gains of $257,000 and $336,000, respectively, on the sale and call of fixed maturity investments. During the three and nine months ended September 30, 2011, the Company realized gross gains of $2.6 million and $9.1 million, respectively, on the sale and call of fixed maturity investments. The company realized no gross losses in 2012 and 2011 on fixed maturity investments.

Other than temporary impairment (“OTTI”)

During the nine months ended September 30, 2012 and September 30, 2011, the Company recognized no OTTI losses.

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at September 30, 2012, a portion of which have been recognized in “Net impairment losses recognized in earnings” on the consolidated condensed statement of income and a portion of which have been recognized in “Accumulated other comprehensive income” on the consolidated condensed balance sheet:

Cumulative OTTI credit losses recognized for securities still held at January 1, 2012	Additions to OTTI securities where no credit losses were recognized prior to January 1, 2012	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2012	Reductions for securities sold during the period (Realized)	Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	Cumulative OTTI credit losses recognized for securities still held at September 30, 2012
(In thousands)
$ 3,518	$0	$0	$0	$0	$3,518

Unrealized Gains and Losses

Fixed maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Unrealized Loss Less Than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$0	$0	$0	$0	$0	$0
Corporate bonds and municipals	4,915	1	2,939	59	7,854	60
Residential-backed issued by agencies	973	7	0	0	973	7
Commercial-backed issued by agencies	0	0	0	0	0	0
Residential-backed	0	0	0	0	0	0
Commercial-backed	0	0	0	0	0	0
Asset-backed	0	0	1,072	0	1,072	0
Other bonds	0	0	0	0	0	0

Total	$5,888	$8	$4,011	$59	$9,899	$67

	December 31, 2011
	Unrealized Loss Less Than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$0	$0	$0	$0	$0	$0
Corporate bonds and municipals	6,291	122	20,160	693	26,451	815
Residential-backed issued by agencies	989	1	0	0	989	1
Commercial-backed issued by agencies	0	0	0	0	0	0
Residential-backed	0	0	0	0	0	0
Commercial-backed	0	0	0	0	0	0
Asset-backed	264	13	924	0	1,188	13
Other bonds	0	0	0	0	0	0

Total	$7,544	$136	$21,084	$693	$28,628	$829

Unrealized Losses Less Than 12 Months

Of the $8,000 in unrealized losses that had existed for less than twelve months at September 30, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $136,000 in unrealized losses that had existed for less than twelve months at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer

Of the $59,000 in unrealized losses that had existed for twelve months or longer at September 30, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Of the $693,000 in unrealized losses that had existed for twelve months or longer at December 31, 2011, no security had an unrealized loss in excess of 10% of the security’s cost.

All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral, and effective yields. Additionally, HealthMarkets considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of September 30, 2012, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore is temporary.

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

5.	DEBT

The following table sets forth detail of the Company’s debt and interest expense:

	Principal Amount					Interest Expense
	at September 30,	Maturity		Interest		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	Date		Rate(a)		2012	2011	2012	2011
2006 credit agreement:
Term loan	$0	2012		n/a		$0	$1,159	$998	$4,830
$75 Million revolver (non-use fee)	0	2011		n/a		0	—	0	50
Grapevine Note	72,350	2021		6.7%		1,224	1,226	3,645	3,638
Trust preferred securities:
UICI Capital Trust I	15,470	2034		4.0%		156	149	468	444
HealthMarkets Capital Trust I	51,550	2036		3.5%		462	436	1,388	1,305
HealthMarkets Capital Trust II	51,550	2036		3.5%		462	436	1,388	2,496
Other:
Interest on Deferred Tax Gain	0			3.0%		402	514	1,193	1,566
Amortization of financing fees	0					2	825	858	2,961
Other interest expense	0					5	0	10	0

Total	$190,920					$2,713	$4,745	$9,948	$17,290
Student Loan Credit Facility	53,850	(b	)	0.000	% (c)	0	0	0	0

Total	$244,770					$2,713	$4,745	$9,948	$17,290

(a)	Represents the interest rate at September 30, 2012.
(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see Note 9 - Debt and Student Loan Credit Facility in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011).
(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.

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

6.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(4,041)	$7,144	$(7,807)	$12,375
Income from discontinued operations	16	11	325	35

Net income (loss) available to common shareholders	$(4,025)	$7,155	$(7,482)	$12,410

Weighted average shares outstanding, basic	30,376	30,570	30,378	30,402
Dilutive effect of stock options and other shares	0	828	0	821

Weighted average shares outstanding, dilutive	30,376	31,398	30,378	31,223

Basic earnings (loss) per share:
From continuing operations	$(0.13)	$0.23	$(0.26)	$0.41
From discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, basic	$(0.13)	$0.23	$(0.25)	$0.41

Diluted earnings (loss) per share:
From continuing operations	$(0.13)	$0.23	$(0.26)	$0.40
From discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) per share, basic	$(0.13)	$0.23	$(0.25)	$0.40

7.	COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

The Company’s insurance subsidiaries are subject to various pending market conduct or regulatory examinations, inquiries or proceedings arising in the ordinary course of business. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

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

We have dedicated material resources, have made material changes to our business, and incurred material expenses (including, but not limited to, additional claims expenses) as a result of the Health Care Reform Legislation. These changes include the adjustments to our in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans—the effective date of the new plan year), although certain states required an earlier effective date. Plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company made all state form and rate filings necessary to include these new requirements and, effective in September 2011, made required rate and form changes for new policies marketed after that date.

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

The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing. Due to the complexity of the Health Care Reform Legislation, gradual implementation and the pending status of certain guidance and regulations, the impact of Health Care Reform Legislation on the Company’s business is not yet fully known. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, this legislation could, in the future, have a material adverse effect on the Company’s financial condition and results of operations, including but not limited to, impairment of goodwill and intangible assets. For additional information, see the caption entitled “Regulatory and Legislative Matters – National Health Care Reform Legislation” – in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, the “fair market value” of the Company’s Class A-1 and Class A-2 common stock, as determined by the Board of Directors, was $10.15.

9.	SEGMENT AND OTHER FINANCIAL INFORMATION

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

Property and equipment is stated at cost, less accumulated depreciation of $136.0 million and $158.2 million as of September 30, 2012 and December 31, 2011, respectively. Property and equipment is depreciated on a straight-line basis over their estimated useful lives.

The Company recorded $2.8 million of certain claims expenses relating to the first and second quarter of 2012 during the third quarter which is related to formulary rebates on prescription drug benefits.

Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$119,912	$141,867	$376,165	$448,538
Insphere:	23,421	18,423	65,548	52,687
Corporate:	4,186	5,573	10,783	21,640
Intersegment Eliminations:	(7,314)	(4,934)	(19,755)	(13,185)

Total revenues excluding disposed operations	140,205	160,929	432,741	509,680
Disposed Operations:	30	391	129	1,208

Total revenue from continuing operations	$140,235	$161,320	$432,870	$510,888

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$12,431	$31,411	$48,778	$79,223
Insphere:	(11,362)	(12,400)	(32,935)	(39,614)
Corporate:	(6,934)	(8,299)	(23,948)	(20,949)

Total operating income (loss) excluding disposed operations	(5,865)	10,712	(8,105)	18,660
Disposed Operations	28	667	473	1,293

Total income (loss) from continuing operations before federal income taxes	$(5,837)	$11,379	$(7,632)	$19,953

Assets by operating segment at September 30, 2012 and December 31, 2011 are set forth in the table below:

	September 30,	December 31,
	2012	2011
	(In thousands)
Assets:
Commercial Health Division:	$363,190	$400,908
Insphere:	55,017	62,194
Corporate:	462,179	830,253

Total assets excluding assets of Disposed Operations	880,386	1,293,355
Disposed Operations	380,816	380,238

Total assets	$1,261,202	$1,673,593

Disposed Operations assets at September 30, 2012 and December 31, 2011 primarily represent reinsurance recoverables for the ceding of the former Life Insurance Division business as a result of coinsurance agreements entered into in 2008.

Concentrations

Insphere maintains marketing agreements for the distribution of insurance products with a number of non-affiliated insurance carriers as well as the Company’s own insurance subsidiaries. The non-affiliated carriers include, among others, UnitedHealthcare’s Golden Rule Insurance Company, Humana, ING and Aetna. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s own health benefit plans. During the nine months ended September 30, 2012, approximately 84% of Insphere product sales were underwritten by these four third-party carriers.

Minimum Loss Ratio Rebate

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. The Company processed all $26.0 million of the 2011 rebates in July 2012. Additionally, as of September 30, 2012, the Company had accrued $6.0 million for the 2012 medical loss ratio rebate to be paid in 2013. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

Federal Income Taxes

The federal income tax expense with respect to continuing operations for the nine months ended September 30, 2012 of $175,000 varies from an anticipated 35% federal tax benefit for the period of $2.7 million due primarily to the write-off of deferred tax assets totaling $2.5 million associated with expiring unexercised stock options that were out-of-the-money at the expiration date.

Business Combination

On July 17, 2012, the Company’s Insphere subsidiary closed an asset purchase agreement with Repp Gartner Financial, Inc. (“Repp Gartner”) - a San Diego, California based insurance agency call center - pursuant to which Insphere acquired certain assets of Repp Gartner. This transaction enables Insphere to add a call center distribution channel to its business. The initial purchase price for the purchased assets was approximately $6.1 million, with additional earn-out payments possible based on the achievement of commission revenue targets attributable to such new call center distribution channel. In addition to the purchase price, Insphere recorded a liability for unearned revenue in the amount of $925,000 and intangible assets in the amount of $7.0 million. The intangible assets may increase in the future as the Company refines its estimate for the acquisition date fair value of the contingent consideration of the additional earn-out payments discussed above. The Company anticipates to have this complete in the fourth quarter ending December 31, 2012.

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

The Company recognized $1.7 million and $4.8 million of expense for the three and nine months ended September 30, 2012, respectively, in connection with the ISOP. The Company recognized $1.3 million and $3.9 million of expense for the three and nine months ended September 30, 2011, respectively, in connection with the ISOP. The liability for nonemployee participation in the ISOP increased $166,000 for the nine months ended September 30, 2012. Changes in the Company’s liability were primarily the result of 2012 expenses partially offset by the vesting of awards in the first quarter of 2012.

11.	TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2012, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 54.0%, 22.1% and 11.1%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services pursuant to Transaction and Monitoring Fee Agreements, for which the Company pays The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, in the aggregate, annual monitoring fees of at least $12.5 million. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of EBITDA in such year. Of the aggregate annual monitoring fees of $12.5 million paid in January 2012, $7.7 million was paid to The Blackstone Group, $3.2 million was paid to Goldman Sachs Capital Partners and $1.6 million was paid to DLJ Merchant Banking Partners. The Company has expensed $9.4 million through September 30, 2012.

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. As of September 30, 2012, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. As of September 30, 2012, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $407,000.

12.	CREDIT QUALITY

The Company monitors the credit quality of its student loan receivables by evaluating various factors and utilizing such information in the assessment of the adequacy of the allowance for credit losses. The key credit quality indicators the Company generally uses are net charge-offs to gross student loan receivables and student loan receivable aging trends. During the nine months ended September 30, 2012, the net charge-offs were $931,000 or 1.85% of the total outstanding balance of student loans. This percentage is down 3 basis points from 1.88% as of December 31, 2011. Additionally, the Company analyzes receivable aging trends and as of September 30, 2012, the amount of loans in repayment that were more than ninety days past due was $1.4 million compared to $1.5 million at December 31, 2011. Although the total amount of loans in repayment that were more than ninety days past due decreased during this period, the percentage of loans more than ninety days past due relative to total loans in repayment increased 19 basis points from 3.56% as of December 31, 2011 to 3.75% as of September 30, 2012. While the above indicators show mixed results for the current period, based on current repayment trends, charge-off rates and other student loan receivables data, the Company’s provision for loan losses of $7.0 million appears sufficient absent significant deterioration in the economy.

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

Introduction

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. HealthMarkets conducts its insurance underwriting businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), The Chesapeake Life Insurance Company (“Chesapeake”) and HealthMarkets Insurance Company (“HMIC”), and generally conducts its insurance distribution business primarily through its indirect insurance agency subsidiary, Insphere Insurance Solutions, Inc. (“Insphere”).

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

Insphere is a distribution company that specializes in meeting the life, health, long-term care, Medicare and retirement insurance needs of small businesses and middle-income individuals and families through its portfolio of products from nationally recognized insurance carriers. Insphere is an authorized agency in all 50 states and the District of Columbia. As of September 30, 2012, Insphere had approximately 2,900 independent agents, of which approximately 1,800 on average write health insurance applications each month, and offices in over 35 states. Insphere distributes products underwritten by the Company’s insurance company subsidiaries, as well as non-affiliated insurance companies. Insphere has marketing agreements with a number of non-affiliated life, health, long-term care and retirement insurance carriers, including, but not limited to, Aetna, Humana, ING and UnitedHealthcare’s Golden Rule Insurance.

Results of Operations

The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
REVENUE
Health premiums	$112,228	$131,702	$350,144	$416,146
Life premiums and other considerations	332	357	1,167	1,213

	112,560	132,059	351,311	417,359
Investment income	5,783	6,153	18,057	22,358
Other income	21,635	20,562	63,201	62,195
Realized gains, net	257	2,546	301	8,976

	140,235	161,320	432,870	510,888
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	83,342	83,348	251,028	279,036
Underwriting, acquisition, and insurance expenses	16,707	21,331	55,406	74,753
Other expenses	43,310	40,517	124,120	119,856
Interest expense	2,713	4,745	9,948	17,290

	146,072	149,941	440,502	490,935

Income (loss) from continuing operations before income taxes	(5,837)	11,379	(7,632)	19,953
Federal income tax expense	(1,796)	4,235	175	7,578

Income (loss) from continuing operations	(4,041)	7,144	(7,807)	12,375
Income from discontinued operations, net	16	11	325	35

Net income (loss)	$(4,025)	$7,155	$(7,482)	$12,410

National Health Care Reform Legislation

In March 2010, Health Care Reform Legislation was signed into law, which will result in broad-based material changes to the United States health care system. The Health Care Reform Legislation has, and is expected to continue to, significantly impact our business, including but not limited to the minimum medical loss ratio requirements applicable to our insurance subsidiaries as well to third party health insurance carriers doing business with Insphere. Provisions of the Health Care Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including, without limitation, further guidance and clarification in the form of final implementing regulations for certain key aspects of the legislation. We have dedicated material resources, made material changes to our business, and incurred material expenses (including but not limited to additional claims expenses) as a result of Health Care Reform Legislation.

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

In addition, beginning in 2011, the mandated medical loss ratio requirements have adversely affected the level of base commissions and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. In order to comply with the 80% minimum medical loss ratio requirement, many of these carriers, including the Company’s insurance subsidiaries, have reduced commissions and overrides. In the fourth quarter of 2010, Insphere received notice from a number of its third-party health insurance carriers that compensation levels in 2011 would be significantly lower than 2010 levels. As a result of these reductions, Insphere has lowered the level of commissions paid to its agents for the sale of products underwritten by these carriers. At this time, we are not able to project with certainty the full extent to which the minimum medical loss ratio requirement will impact our revenues and results of operations, but the impact may be material.

To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime maximums on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans - the effective date of the new plan year), although certain states may require an earlier effective date. In addition to the changes discussed above, plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential benefits covered by the policies. The Company has made all state form and rate filings necessary to include these new requirements and effective in September 2011, made required rate and form changes for new policies marketed after that date.

The Company’s review of the requirements of the Health Care Reform Legislation, and its potential impact on the Company’s health insurance product offerings, is ongoing. Due to the complexity of the Health Care Reform Legislation, gradual implementation and the pending status of certain guidance and regulations, the full impact of Health Care Reform Legislation on our business is not yet fully known. Depending on the outcome of certain potential developments with respect to the Health Care Reform Legislation, including but not limited to those mentioned above, certain elements of this legislation could, in the future, have a material adverse effect on our financial condition and results of operations, including but not limited to, impairment of goodwill and intangible assets. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). The Health Care Reform Legislation, as well as state health insurance reforms, could further increase our costs, require us to further revise the way in which we conduct business, result in the elimination of certain products or business lines (including, potentially, non-renewal of our existing health benefit plan business in one or more states subject to applicable state and federal requirements), lead to lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences.

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

Revenue from continuing operations and income (loss) from continuing operations before income taxes are set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue from continuing operations:
Commercial Health Division:	$119,912	$141,867	$376,165	$448,538
Insphere:	23,421	18,423	65,548	52,687
Corporate:	4,186	5,573	10,783	21,640
Intersegment Eliminations:	(7,314)	(4,934)	(19,755)	(13,185)

Total revenues excluding disposed operations	140,205	160,929	432,741	509,680
Disposed Operations:	30	391	129	1,208

Total revenue from continuing operations	$140,235	$161,320	$432,870	$510,888

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division:	$12,431	$31,411	$48,778	$79,223
Insphere:	(11,362)	(12,400)	(32,935)	(39,614)
Corporate:	(6,934)	(8,299)	(23,948)	(20,949)

Total operating income (loss) excluding disposed operations	(5,865)	10,712	(8,105)	18,660
Disposed Operations:	28	667	473	1,293

Total income (loss) from continuing operations before federal income taxes	$(5,837)	$11,379	$(7,632)	$19,953

Commercial Health Division

Set forth below is certain summary financial and operating data for the Company’s Commercial Health Division for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenue
Earned premium revenue	$112,559	$132,068	$351,284	$417,366
Investment income	2,251	3,422	8,755	10,564
Other income	5,102	6,377	16,126	20,608

Total revenue	119,912	141,867	376,165	448,538
Benefits and Expenses
Benefit expenses	83,350	83,801	251,579	279,525
Underwriting, acquisition and insurance expenses	23,075	25,015	72,114	84,104
Other expenses	1,056	1,640	3,694	5,686

Total expenses	107,481	110,456	327,387	369,315

Operating income	$12,431	$31,411	$48,778	$79,223

Other operating data:
Loss ratio	74.0%	63.5%	71.6%	67.0%
Expense ratio	20.5%	18.9%	20.5%	20.2%

Combined ratio	94.5%	82.4%	92.1%	87.2%

Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.

Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

Through our Commercial Health Division, we issue a broad range of health and supplemental insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage.

The Commercial Health Division continues to report a decrease in earned premium revenue for both the three-months and nine-months ended September 30, 2012 compared to the same periods in the prior year, due to the continued decrease in policies in force. Since 2010, the Company’s emphasis has been primarily on the distribution of health insurance products underwritten by non-affiliated carriers and growing its supplemental insurance product sales underwritten primarily by The Chesapeake Life Insurance Company.

The Commercial Health Division reported a decrease in operating income which is generally attributable to the decrease in revenue as well as the increase in the loss ratio. The increase in the loss ratio is primarily the result of the minimum loss ratio (“MLR”) requirements as enacted by Health Care Reform Legislation. During the third quarter of 2011, the Company updated its completion factors and the impact on the three months ended September 30, 2011 was approximately $7.8 million recorded as a reduction in the claim liability. During the second quarter of 2012, the Company updated its loss reserve analysis including an update of the completion factors resulting in an increase in claim reserves of $2.1 million. The Company recorded $2.8 million of certain claims expenses relating to the first and second quarter of 2012 during the third quarter which is related to formulary rebates on prescription drug benefits.

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

Insphere

Insphere is an insurance agency authorized in 50 states and the District of Columbia specializing in small business and middle-income market life, health, long-term care and retirement insurance. Insphere distributes products underwritten by our insurance subsidiaries, as well as non-affiliated insurance companies.

Set forth below is certain summary financial and operating data for Insphere for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenue
Commission revenue from non-affiliates	$13,751	$10,858	$37,952	$32,238
Commission revenue from affiliates	6,427	3,838	17,178	9,916
Commission revenue from association memberships	2,684	3,205	8,844	9,042
Investment income	298	257	859	752
Other income	261	265	715	739

Total revenue	23,421	18,423	65,548	52,687
Expenses
Commission expenses	12,191	9,514	34,123	28,001
Agent incentives	6,793	6,885	19,869	19,519
Other expenses	15,799	14,424	44,491	44,781

Total expenses	34,783	30,823	98,483	92,301

Operating loss	$(11,362)	$(12,400)	$(32,935)	$(39,614)

Insphere continues to report an increase in commission revenue with the majority of the increase attributable from the sale of our supplemental insurance products. Commission revenue from non-affiliates continues to increase over prior year primarily as a result of the increased renewal business.

Insphere also reported increases in commission expenses and agent incentives which is due primarily to the corresponding increases in commission revenues, especially on the supplemental insurance business. Commission expense as a percentage of commission revenue is generally higher on the supplemental products compared to health products during the first year. Commission expense includes commissions and overrides paid to our independent agents. Commissions are generally based on a percentage of the premiums paid by the insured to the carrier. Agent incentives primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. These generally increase in tandem with commission revenue.

Other expenses associated with Insphere are related to home office employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. These costs increased from the prior year primarily as a result of administrative expenses associated with the purchase and ongoing activities of the insurance agency call center discussed below.

On July 17, 2012, the Company’s Insphere subsidiary closed an asset purchase agreement with Repp Gartner Financial, Inc. (“Repp Gartner”) - a San Diego, California based insurance agency call center - pursuant to which Insphere acquired certain assets of Repp Gartner. This transaction enables Insphere to add a call center distribution channel to its business. The initial purchase price for the purchased assets was approximately $6.1 million, with additional earn-out payments possible based on the achievement of commission revenue targets attributable to such new call center distribution channel. In addition to the purchase price, Insphere recorded a liability for unearned revenue in the amount of $925,000 and intangible assets in the amount of $7.0 million. The intangible assets may increase in the future as the Company refines its estimate for the acquisition date fair value of the contingent consideration of the additional earn-out payments discussed above. The Company anticipates to have this complete in the fourth quarter ending December 31, 2012.

Corporate

Corporate includes investment income not otherwise allocated to the other segments, realized gains and losses on sales, interest expense on corporate debt, the Company’s student loan business, general expense relating to corporate operations and operations that do not constitute reportable operating segments.

Set forth below is a summary of the components of operating loss at Corporate for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Operating loss:
Investment income on equity	$2,589	$1,603	$6,359	$8,312
Realized gains, net	257	2,546	336	8,976
Interest expense on corporate debt	(2,709)	(4,742)	(9,939)	(17,287)
Student loan operations	(43)	(56)	(165)	(112)
General corporate expenses and other	(7,028)	(7,650)	(20,539)	(20,838)

Operating loss	$(6,934)	$(8,299)	$(23,948)	$(20,949)

The change in operating loss is primarily due to the following items:

•

The increase in investment income for the quarter resulted from a reduction in the amount allocated to the other segments. The reduction in the allocation was based on a decrease in the interest rates used in the allocation model.

•

The decrease in investment income and realized gains for the year resulted from the sales of various fixed maturities throughout 2011 as a result of cash requirements needed for the then pending maturity of our term loan.

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

The following table also sets forth additional information with respect to the Company’s debt:

			Interest Rate at		September 30,	December 31,
	Maturity Date		September 30, 2012		2012	2011
					(In thousands)
Term loan	2012		n/a		$0	$362,500
Grapevine Note	2021		6.7%		72,350	72,350
Trust preferred securities:
UICI Capital Trust I	2034		4.0%		15,470	15,470
HealthMarkets Capital Trust I	2036		3.5%		51,550	51,550
HealthMarkets Capital Trust II	2036		3.5%		51,550	51,550

Total					$190,920	$553,420
Student Loan Credit Facility	(a	)	0.000	%(b)	53,850	60,050

Total					$244,770	$613,470

(a)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037.
(b)	The interest rate on each series of notes resets monthly in a Dutch auction process.

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

As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend paying capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries in excess of minimum requirements.

HealthMarkets, LLC provides working capital to its wholly-owned subsidiary, Insphere, pursuant to a $100 million Loan Agreement. As of September 30, 2012 and December 31, 2011, Insphere had an outstanding balance owed to HealthMarkets, LLC of $25.3 million and $6.9 million, respectively.

At September 30, 2012, HealthMarkets, Inc. and HealthMarkets, LLC, in the aggregate, held cash and short-term investments in the amount of $90.6 million.

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

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the balance of the following items as of January 1, 2011: (i) reduced Deferred acquisition costs by $7.9 million, (ii) reduced Retained earnings by $5.1 million, and (iii) reduced Deferred federal income taxes by $2.8 million.

(b)	Restated the Consolidated Condensed Statements of Income for the three months ended September 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $1.1 million, (ii) an increase to Federal income tax expense in the amount of $374,000, (iii) an increase in Income from continuing operations and Net income in the amount of $694,000, and (iv) an increase in diluted earnings per share in the amount of $0.02.

(c)	Restated the Consolidated Condensed Statements of Income for the nine months ended September 30, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $3.3 million, (ii) an increase to Federal income tax expense in the amount of $1.2 million, (iii) an increase in Income from continuing operations and Net income in the amount of $2.1 million, and (iv) an increase in diluted earnings per share in the amount of $0.07.

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. The Company processed all $26.0 million of the 2011 rebates in July 2012. Additionally, as of September 30, 2012, the Company had accrued $6.0 million for the 2012 medical loss ratio rebate to be paid in 2013. As a result, the decrease in earned premium reflects the recording of an accrual for the estimated medical loss ratio rebate. The accrual is recorded in “Other policy liabilities” on the Company’s consolidated balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2012. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, the Company issued an aggregate of 17,998 unregistered shares of its Class A-1 common stock. In particular, employee participants in the HealthMarkets, Inc. InVest Stock Ownership Plan purchased 17,998 shares of the Company’s Class A-1 common stock for aggregate consideration of $185,000 (or $10.29 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three months ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
7/1/12 to 7/31/12	0	$0	0	0
8/1/12 to 8/31/12	61,262	10.29	0	0
9/1/12 to 9/30/12	44,763	10.29	0	0

Totals	106,025	$10.29	0	0

(1)	The number of shares purchased other than through a publicly announced plan or program includes 106,025 shares purchased from former or current employees of the Company.

The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three months ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
7/1/12 to 7/31/12	3,200	$10.33	0	0
8/1/12 to 8/31/12	100,203	10.29	0	0
9/1/12 to 9/30/12	53,583	10.29	0	0

Totals	156,986	$10.29	0	0

(1)	The number of shares purchased other than through a publicly announced plan or program includes 156,986 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, effective as of November 1, 2012, between HealthMarkets, Inc. and R. Scott Donovan filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2012, File No. 001-14953, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Scott Donovan, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Kenneth J. Fasola, Chief Executive Officer of HealthMarkets, Inc. and R. Scott Donovan, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

101	The following materials from HealthMarkets’ Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC
(Registrant)

Date: November 8, 2012	/s/ Kenneth J. Fasola
Kenneth J. Fasola
Chief Executive Officer

Date: November 8, 2012	/s/ R. Scott Donovan
R. Scott Donovan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)