Form 10-K
period 2012-12-31
HealthMarkets, Inc.
filed 2013-03-19
CIK 773660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is beneficially owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of February 28, 2013, there were 27,835,626 outstanding shares of Class A-1 common stock and 2,745,028 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III.

HEALTHMARKETS, INC.

and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

When we use the terms “HealthMarkets”, “we”, “us”, “our”, and “the Company”, we mean HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed under the caption “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

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

Through our insurance subsidiaries, we underwrite and administer a broad range of health and life insurance and supplemental products for individuals, families, the self-employed and small businesses. The focus of our insurance underwriting business is now supplemental products. In 2010, we discontinued the marketing of all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment, in March 2010, of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans and evaluates on an ongoing basis the impact of Health Care Reform Legislation on this block of business and opportunities presented by other lines of business.

In 2009, the Company launched its Insphere insurance agency. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia. Insphere, specializing in the distribution to the small business and middle-income markets, distributes life, health, Medicare and long-term care insurance to these groups through a portfolio of products from nationally recognized insurance carriers. Insphere distributes products underwritten by the Company’s insurance subsidiaries (primarily supplemental products), as well as non-affiliated insurance companies.

Prior to 2010, the Company maintained a dedicated agency sales force that distributed products underwritten exclusively by the Company’s insurance subsidiaries. The development of Insphere as an independent career-agent distribution company, and the sale by Insphere agents of third party products, represents a significant shift in the Company’s corporate strategy. In 2011, our Chesapeake insurance subsidiary began contracting with third party producers outside of the Insphere agency sales force to distribute supplemental products, and distribution through these channels expanded in 2012. While the majority of our supplemental product distribution continues to occur through Insphere, we evaluate alternative distribution opportunities (including telesales) on an ongoing basis.

The Company operates four business segments: Commercial Health, Insphere, Corporate, and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health and life insurance supplemental products. Insphere includes net commission revenue, agent incentives, marketing costs and other agency administration costs. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations primarily includes the remaining run out of residual operations from dispositions of businesses prior to 2010. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments.)

Our principal executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners (the “Private Equity Investors”). As of December 31, 2012, approximately 87.0% of our common equity securities were held by the Private Equity Investors, with the balance of our common equity securities held by current and former members of management and also beneficially owned by independent insurance agents through the HealthMarkets, Inc. InVest Stock Ownership Plan. As such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic filings with the United States Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our web site at www.healthmarketsinc.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Ratings

The Company’s principal insurance subsidiaries historically have been assigned financial strength ratings from A.M. Best Company (“A.M. Best”). A.M. Best also assigned an issuer credit rating to HealthMarkets, Inc. In the second quarter of 2012, A.M. Best affirmed the financial strength ratings of MEGA, Mid-West and Chesapeake, and the issuer credit rating of HealthMarkets, as set forth below:

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

Commercial Health Division

Through our Commercial Health Division, we underwrite and administer a broad range of supplemental products in addition to health and life insurance products. These products are issued by our subsidiaries, MEGA, Mid-West and Chesapeake and distributed by the Insphere independent agent sales force and third party distribution channels. The Commercial Health Division generated revenues of $490.7 million, $585.3 million and $798.7 million, representing 86%, 88% and 93% of our total revenue from continuing operations in 2012, 2011 and 2010, respectively.

Health Insurance Products

The health insurance products historically underwritten by our insurance company subsidiaries are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and plans with preferred provider organization (“PPO”) features, in which benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. Many of these plans are of a “scheduled benefit” nature and, as such, provide benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy.

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

After September 23, 2010, the effective date for many aspects of the Health Care Reform Legislation, we discontinued the marketing of all health benefit plans underwritten by the Company’s insurance subsidiaries in all but a limited number of states. This action reflects a number of factors, including (1) the Company’s evaluation of National Health Care Reform Legislation which, among other things, requires a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011 and eliminates most annual maximums on benefits—an important feature of our “scheduled benefit” products; (2) the Company’s decision to focus on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of third-party health insurance products and supplemental products underwritten by the Company’s insurance subsidiaries (which are generally not subject to the requirements of the Health Care Reform Legislation); and (3) the fact that in the states where third party health insurance plans distributed by Insphere have been introduced, they have, to a great extent, replaced the sale of the Company’s health benefit plan offerings.

The Company continues to maintain a significant in-force block of health benefit plans. The Company believes it has made all adjustments to this business to the extent required to date by the Health Care Reform Legislation. We expect that maintenance of the Company’s in-force block of health benefit plans, at current levels, will present significant challenges resulting from, among other things, competitive pressure due to the shift in our distribution focus toward third-party product sales and changes resulting from Health Care Reform Legislation. For non-grandfathered plans, changes that we expect to impact our in-force block of health benefit plan business include, but are not limited to, the obligation to add mandated “essential health benefits” (which is expected to significantly increase our claims costs), limitations on the ability to vary premium based on assessment of underlying risk (including elimination of pre-existing condition exclusions and health status rating adjustments), and the creation of public health insurance exchanges with standardized plans available to the individual and small group markets (which, as a result of federal subsidies available to qualified individuals purchasing health insurance through such exchanges, may cause our customers to migrate to such exchanges and result in the loss of business). If maintaining our in-force block of health benefit plans (or portions thereof) is no longer profitable due to these or other changes, we may choose to non-renew coverage of these plans in one or more states subject to applicable state and federal discontinuation or withdrawal requirements. The Company evaluates the impact of the Health Care Reform Legislation on its in-force block of health benefit plans on an ongoing basis.

Over time, we expect the size of our in-force block of health benefit plans to continue decreasing. As a result, we anticipate premium revenue and underwriting profits associated with this in-force block will decline and may not be replaced in the near term by earnings from other areas of the business. We expect it to take a considerable amount of time to grow the premium revenue and underwriting profits associated with our supplemental product offerings and the net commission revenue generated from Insphere. This transition in our revenue stream will make it difficult to support administrative expenses at current levels. To better align expenses in light of dropping enrollment levels, the Company has been pursuing initiatives to significantly reduce administrative expenses, including but not limited to reductions in its workforce, consolidation of certain administrative functions and the reorganization of Insphere’s field structure to make it more efficient. We expect initiatives of this nature to continue in the future.

Supplemental Products

We have developed and offer supplemental product lines designed to further protect against financial risks to which our target customer is typically exposed. These products may be sold in connection with the sale of health benefit plans or on a stand-alone basis. These products are primarily underwritten by Chesapeake, which offers an extensive supplemental product portfolio available in 47 states. Chesapeake’s supplemental products are marketed under the SureBridge brand and are distributed by Insphere as well as unaffiliated third party producers. In 2012, Chesapeake expanded the number of unaffiliated third party producers selling its supplemental products. The Company evaluates additional distribution opportunities on an ongoing basis, including but not limited to distribution through brokerage channels, strategic partnerships and joint venture arrangements. We expect this trend to continue in the future. Our supplemental product offerings include the following:

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

•

Critical Illness/Specified Disease Products: Our critical illness/specified disease products provide a lump sum benefit (ranging from $5,000 to $60,000) for the first diagnosis of a specified disease/condition (including, but not limited to, cancer, heart attack, stroke and end stage renal disease) or major organ transplant. We also offer a separate cancer policy providing a lump sum benefit (ranging from $10,000 to $60,000) for the first diagnosis of internal cancer.

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

•

Bundled/Multi-Benefit Products: We have developed supplemental product “packages” that combine benefits from several supplemental products, including an array of benefits, across a number of services and conditions, to meet the most common range of consumer supplemental needs.

In addition, in 2012, Chesapeake began offering simplified issue term life insurance products in partnership with a third party which administers and shares risk on these products. Generally, these products include a 10-year level term product, a 20-year level term product and a 10-year level term product with critical condition rider as well as other available riders.

We believe that Chesapeake offers one of the largest portfolios of individual supplemental products in the market. We expect these products, which are generally not subject to Health Care Reform Legislation, to continue serving as the focus of our insurance underwriting business and we intend to evaluate opportunities created by new product offerings on an ongoing basis.

Medicare Part D Prescription Drug Plans

Through our HealthMarkets Insurance Company (“HMIC”) subsidiary, in 2012 we began marketing stand-alone Medicare prescription drug plans (“PDPs”) under the Medicare Part D program with coverage effective for January 1, 2013. HMIC participates in the Medicare Part D program under a contract with the Centers for Medicare and Medicaid Services (“CMS”). During 2012, the Company recognized approximately $873,000 of start-up costs primarily associated with actuarial consultants and marketing costs.

Association Products

Prior to 2010, a substantial portion of the products offered by our insurance subsidiaries were issued to members of independent membership associations that act as the group master policyholder for such products, including the Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”). These associations provide their members with access to a number of non-insurance benefits and products. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. In 2010, in those states where the Company’s insurance subsidiaries continued to offer their health benefit plans, these plans were offered to the individual market directly and not through associations. Association memberships continue to be offered, on both a stand-alone basis and sold together with third party health benefit plans, through Insphere (See “Insphere Insurance Solutions, Inc.” discussion below).

Marketing and Sales

In 2009, the Company launched Insphere in connection with the reorganization of its sales force into an independent career-agent distribution company. (See “Insphere Insurance Solutions, Inc.” discussion below). Each of the Company’s insurance subsidiaries maintains a distribution agreement with Insphere for the sale of its insurance and supplemental products. Insphere and its agents are compensated based upon the level of sales production.

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

We have developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price the insurance products underwritten by the Company’s insurance subsidiaries.

We maintain an administrative center with underwriting, claims management and administrative capabilities. The Company outsources many of these functions, including new business processing, provider service calls and a larger portion of the claims processing functions, to third parties, including parties who may perform these functions offshore. The Company retains ultimate responsibility for ensuring that these functions are performed in a timely and appropriate manner. With respect to the administrative capabilities that the Company has retained, we continue to evaluate opportunities to subcontract additional services of this nature on an ongoing basis. If the Company determines that these functions can be performed effectively and more efficiently by third parties, it may choose to subcontract these functions.

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

Insphere

In 2009, the Company formed Insphere Insurance Solutions, Inc. (“Insphere”), a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in distribution to small business and middle-income markets. Insphere distributes life, health, Medicare and long-term care insurance through a portfolio of products from nationally recognized insurance carriers. Additionally, Insphere distributes supplemental products issued by the Company’s Chesapeake insurance subsidiary. Insphere operates through independent insurance agents and is managed by licensed insurance agents employed by Insphere. Many of Insphere’s independent agents were previously associated with the Company’s UGA-Association Field Services (formerly the principal marketing division of MEGA) and Cornerstone America (formerly the principal marketing division of Mid-West). Effective January 1, 2010, the field leadership hierarchy of the Insphere sales force was reorganized into separate geographical regions. At the current time, each region is led by a Territory Vice President (“TVP”), with several Agency Managers under each TVP. TVPs and Agency Managers are full-time, salaried employees of Insphere, responsible for agent recruiting, training, and oversight activities. Sales Leaders and writing agents, who operate under Agency Managers, remain independent contractors, responsible for sales production. Insphere continues to refine its agency structure and evaluate opportunities to become more efficient.

As of December 31, 2012, Insphere had offices in 36 states with over 2,600 independent agents, of which approximately 1,800 agents on average write at least one health insurance application each month. We believe that Insphere is one of the largest independent, career agent insurance distribution groups in the country and we are actively seeking to expand the size of the agency. The Company evaluates on an ongoing basis opportunities to enhance Insphere’s growth potential, including but not limited to the introduction of alternative distribution channels (including telesales).

The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents are Insphere’s commission levels and practices regarding advances on commissions, the availability of the HealthMarkets, Inc. InVest Stock Ownership Plan, the quality and diversity of the products available in Insphere’s portfolio, training opportunities, the availability of leads, agent incentives and support. Classroom and field training, with respect to product content, is required and made available to the agents under the direction of Insphere. The support available to agents includes an integrated technology platform designed to support end-to-end agent functions (including business leads, point-of-sale tools and business quoting and enrollment) that optimize the agent experience with Insphere. We believe that the technology platform made available to agents differentiates Insphere from other sales agencies and helps Insphere attract and retain agents.

Insphere maintains marketing agreements for the distribution of health insurance products for the commercial and senior markets with a number of non-affiliated insurance carriers as well as the Company’s insurance subsidiaries. The products offered by these third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere has commenced distribution of these third-party carrier products, these products have, to a great extent, replaced the sale of health benefit plans underwritten by the Company’s insurance subsidiaries. Insphere also distributes supplemental products, life and annuity, Medicare and long-term care insurance products for a variety of non-affiliated insurance carriers as well as the Company’s insurance subsidiaries. These products are sold both on a stand-alone basis and to purchasers of health insurance plans underwritten by non-affiliated insurance companies or the Company’s insurance subsidiaries. Insphere continues to evaluate new distribution opportunities on an ongoing basis and intends to continue expanding its portfolio and the size of its field force by developing additional marketing arrangements. Insphere’s marketing agreements are generally non-exclusive and terminable on short notice by either party for any reason. Certain developments with respect to the Health Care Reform Legislation may, for certain product lines, also put Insphere’s renewal commissions at risk.

Insphere generates revenue primarily from base commissions and override commissions received from insurance carriers whose policies are placed or written through Insphere’s independent agents. The commissions are typically based on a percentage of the premiums paid by insureds to the carrier. In some instances, Insphere also receives bonus payments for achieving certain sales volume and other thresholds. Insphere typically receives commission payments on a monthly basis for as long as a policy remains active. As a result, much of our revenue for a given financial reporting period relates to policies sold prior to the beginning of the period and is recurring in nature. Commission rates are dependent on a number of factors, including the type of insurance, policy duration and the particular insurance company underwriting the policy. As a result of certain changes arising from Health Care Reform Legislation, including but not limited to the 80% minimum medical loss ratio requirement, many of the carriers with which Insphere does business, including the Company’s insurance subsidiaries, have reduced commission and override percentages. Compensation levels in 2011 and 2012 were significantly lower than 2010 levels, and the implementation of additional aspects of the Health Care Reform Legislation may result in further reductions. (See “Regulatory and Legislative Matters” discussion below).

Insphere maintains agreements with independent membership associations — Alliance for Affordable Services (“AAS”) and Americans for Financial Security (“AFS”) — pursuant to which Insphere’s agents act as field service representatives for the associations. These agreements provide Insphere with the right (generally on an exclusive basis) to distribute association products for AAS and AFS. In this capacity, Insphere’s agents enroll new association members and provide membership retention services. Insphere receives compensation from the associations, including fees associated with enrollment, member retention services, and membership marketing. Members of the associations pay a monthly fee for membership, in exchange for which they receive savings on a variety of benefits and services, including business benefits (e.g. tax, printing, and legal services), consumer benefits (e.g. rental car, travelers auto insurance, apparel, hotel and amusement park discounts) and health benefits. Insphere evaluates on an ongoing basis association product opportunities.

Disposed Operations

Disposed Operations includes the residual operations from the disposition of businesses prior to 2010 that were not part of the fundamental long term focus of the Company.

Ceded Reinsurance

The Company’s insurance subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. Reinsurance agreements are intended to limit an insurer’s maximum loss. Historically, we used reinsurance for our health insurance business for limited purposes only. However, the implementation of Health Care Reform Legislation resulted in a number of changes to the Company’s in-force block of health benefit plan business, including the elimination of a number of policy benefit limits. In an effort to mitigate the risk of loss associated with large medical claims, beginning in 2011, the Company’s principal insurance subsidiaries have entered into excess of loss reinsurance agreements with a reinsurer pursuant to which the insurance subsidiary retains liability for up to $1 million per member, per year and the reinsurer is responsible for amounts in excess of $1 million per member, per year. The reinsurance agreement is limited to membership in effect on or after the contract date and covers claims incurred during the contract year and paid through the end of the following year. With respect to life insurance policies, the maximum retention by MEGA, Mid-West and Chesapeake on one individual is generally $200,000. In connection with the sale of our former Life Insurance Division business, substantially all of the insurance policies associated with the Life Insurance Division were reinsured by Wilton Reassurance Company or its affiliates on a 100% coinsurance basis, effective July 1, 2008. The Company also has a small amount of life insurance issued by its Commercial Health division, the majority of which is reinsured on a 50% coinsurance basis. In 2012, Chesapeake began offering simplified issue term life insurance products in partnership with a third party which administers the business and reinsures these products on a 75% coinsurance basis (with Chesapeake retaining the remaining 25%). The Company’s insurance subsidiaries evaluate on an ongoing basis opportunities arising from reinsurance arrangements.

Competition

We compete with other companies in each of our lines of business. With respect to the business of our Commercial Health Division, the market is characterized by many competitors. Our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/Blue Shield plans in the states where we maintain in-force blocks of health benefit plan business or in the few states where we continue to write new business. Competition is based on a number of factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. Some of our competitors may offer a broader array of products than our insurance subsidiaries, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing, have lower cost structures or, with respect to insurers, have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. From time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have entered the market for individual health and supplemental products. Beginning in 2014 — the date that public health insurance exchanges are expected to be effective — we may lose business to competitors who are able to offer their products through an exchange.

With respect to Insphere, we compete for business, for agents and distribution relationships, and for leads with other distributors. The business in which Insphere engages is highly competitive and there are many insurance agencies, brokers and intermediaries who actively compete with Insphere. We also compete with insurance companies that sell their products directly to customers, and do not use or pay commissions to third-party agents or brokers. In addition, the Internet continues to be a source for direct placement of business and creates additional competition for Insphere. Government benefits relating to health, disability and retirement are alternatives to private insurance and may indirectly compete with our businesses. Insphere may also lose business as a result of the introduction of public health insurance exchanges (currently expected to be effective in 2014). Insphere believes that it can remain competitive due to several factors, including its size, the level of training and support provided to its agents, including technology-based support, compensation levels and the availability of the HealthMarkets, Inc. InVest Stock Ownership Plan. We also believe that customers will have a continuing need for assistance from insurance agents, even after the introduction of public health insurance exchanges. However, if Insphere is unable to appropriately address competitive challenges, its business could be adversely affected.

Regulatory and Legislative Matters

National Health Care Reform Legislation

In March 2010, Health Care Reform Legislation was signed into law and, after being challenged, was substantially upheld by the United States Supreme Court in a decision issued in June 2012. The Health Care Reform Legislation has resulted in broad-based material changes to the United States health care system, has had a significant impact on our business, and is expected to continue to impact our business in the future. (See “Item 1A. Risk Factors” discussion beginning on page 15).

Company Health Benefit Plan Sales

As a result of the enactment of Health Care Reform Legislation, as well as the growing emphasis on the distribution of third party products through Insphere, in 2010, the Company’s insurance subsidiaries discontinued marketing all health benefit plans, in all but a limited number of states. (See “Commercial Health Division — Health Insurance Products” discussion above).

State Insurance Regulation

Company Insurance Subsidiaries

Our insurance subsidiaries and the products they offer are subject to extensive regulation in their respective state of domicile and the other states in which they do business. Insurance statutes typically delegate broad regulatory, supervisory and administrative powers to each state’s commissioner of insurance. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms and mandating benefits with respect to certain medical conditions or procedures; claims payment practices, including prompt payment of claims and independent external review of certain coverage decisions; licensing of insurance agents and the regulation of agent conduct; the amount and type of investments that the insurance subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital requirements; and mandatory participation in, and assessments for, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors. The level and scope of these state regulatory activities has been impacted by Health Care Reform Legislation.

To the extent not addressed by federal legislation, various states have, from time to time, proposed and/or enacted changes to the health care system that could affect the relationship between health insurers and their customers. For example, Massachusetts law requires all residents to obtain minimum levels of health insurance and requires employers with 11 or more full time employees to pay an assessment if they do not offer health insurance to these employees. Other states have adopted or proposed laws intended to require minimum levels of health insurance for previously uninsured residents, including “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. If changes of this nature do not occur in connection with Health Care Reform Legislation, we expect state legislatures to continue pursuing such initiatives. We cannot predict with certainty the effect that proposed state legislation, if adopted, could have on our insurance businesses and operations.

The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims as a percentage of earned premiums. To the extent not already addressed by federal legislation, a number of states have adopted or are considering the adoption of laws that would mandate minimum loss ratios, or increase existing minimum loss ratios, for our health benefit plans. States may also adopt minimum loss ratios applicable to health benefit plans that are higher than those established by federal legislation, or applicable to supplemental products that are generally not subject to Health Care Reform Legislation. We expect state legislatures to continue pursuing such initiatives, regardless on whether changes in minimum loss ratios occur in connection with national health care reform. Certain of these changes could have a material adverse effect on our financial condition and results of operations by resulting in a narrowing of profit margins or preventing us from doing business in certain states. We evaluate legislative developments regarding mandatory loss ratios and other matters on an ongoing basis. If we determine that the legislative or regulatory environment in a particular state prevents us from doing business in the state on a profitable basis, we may determine that it is in the Company’s best interest to withdraw from certain lines of business or cease doing business in that state.

Many states have also enacted insurance holding company laws that require registration and periodic reporting by insurance companies controlled by other corporations. HealthMarkets, Inc. (our holding company) and our insurance subsidiaries are subject to such laws. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation that controls the controlled insurer and prior notice to, or approval by, the applicable regulator of inter-corporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (i.e., 10% or more) in the insurance holding company. We believe that we are in compliance in all material respects with all applicable insurance holding company laws and regulations.

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2012, the risk-based capital ratio of each of our insurance subsidiaries exceeded the ratio for which regulatory corrective action would be required. The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

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

Various state insurance laws and regulations restrict or limit the manner in which health insurance plans and supplemental health products may be offered, marketed or sold. Life products, long-term-care products, disability products and annuities are subject to additional marketing laws and regulations, such as requirements for disclosures or prohibiting certain terminology during marketing presentations. Failure to comply with all applicable marketing laws and regulations could subject Insphere and its agents to fines, penalties, cease and desist orders, and loss of licensure by state insurance departments and by some state attorneys general, as well as result in possible litigation exposure for Insphere and its agents. Insphere evaluates its product offerings on an ongoing basis, and any decision to supplement or revise the product lines offered in the future may present additional regulatory requirements applicable to Insphere and its agents.

State Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The Oklahoma Insurance Department (the domiciliary regulator of MEGA, Chesapeake and HealthMarkets Insurance Company (“HMIC”)) and the Texas Department of Insurance (the domiciliary regulator of Mid-West) conduct regularly scheduled financial exams of the insurance subsidiaries. In June 2011 the Oklahoma Department of Insurance concluded a regularly scheduled triennial financial examination of MEGA, Chesapeake and HMIC for the exam period ended December 31, 2009 with no material findings. In September 2012, the Texas Department of Insurance concluded a regularly scheduled financial examination of Mid-West and Fidelity First Insurance Company for the five year period ended December 31, 2011 with no material findings.

State insurance departments periodically conduct, and will continue to conduct, comprehensive or targeted market conduct examinations of HealthMarkets’ insurance subsidiaries. As reported in Note 16 of the Notes to Consolidated Financial Statements, such examinations have included the multistate market conduct examination of MEGA, Mid-West and Chesapeake which was closed effective June 26, 2012 on terms that, after consideration of applicable reserves, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations. The Company’s insurance subsidiaries are subject to various other market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. In addition, Insphere could be subject to a market conduct examination as a result of its sales activities with respect to a non-affiliated insurance company. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products or impair the Company’s ability to sell insurance policies or retain customers, and could have a material adverse effect on the Company’s financial condition and results of operations.

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

Medicare

Effective January 1, 2013, HealthMarkets Insurance Company (“HMIC”) began offering stand-alone Medicare prescription drug plans (“PDPs”) as a plan sponsor under Medicare Part D. HMIC participates in the Medicare Part D program under contract with CMS, which CMS may choose not to renew. Medicare is a complex and highly regulated federal program that provides eligible persons age 65 and over and some disabled persons under the age of 65 a variety of hospital and medical insurance benefits. CMS performs audits of each Medicare Part D prescription drug plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations. These audits include review of the plan’s administration and management, including marketing, enrollment and disenrollment activities, claims processing and complaint systems and management information and data collection systems. CMS regulations also require submission of annual financial statements. HMIC is also subject to regulation by state insurance commissioners in the jurisdictions in which it does business.

In addition, Insphere and its agents are subject to federal regulations as a result of the marketing of certain Medicare Advantage or Prescription Drug Plan products for non-affiliated insurance carriers. The marketing of these products is regulated by CMS and tends to be more restrictive than the marketing requirements for commercial lines of business.

Failure to comply with applicable Medicare regulations could subject HMIC (as a plan sponsor), or Insphere and its agents (as parties marketing Medicare products) to a variety of fines and penalties, and may prevent these entities from further participation in the Medicare or other federal programs.

HIPAA and Related Regulations

The use, disclosure and secure handling of individually identifiable health information by our business is subject to federal regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, our privacy and security practices are subject to various state laws and regulations. HIPAA includes requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. In January 2009, the Department of Health and Human Services (“HHS”) proposed new rules that would modify the current ICD-9 medical data code set standards and adopt new standards known as ICD-10 code sets, and would make related changes to the current HIPAA electronic transaction standards. The compliance date of the new ICD-10 code sets is October 1, 2014. In February 2012, the Company implemented the updated electronic transaction standards, compliance with which was necessary by March 1, 2012. The new standards required by these rules have required or will require implementation of new software and changes to our systems and processes, the cost of which may be significant. In January 2013, final HHS regulations implementing the ARRA amendments to HIPAA impose additional obligations and further restrict our ability to collect, disclose and use individually identifiable health information. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of the HIPAA regulations and expect to continue to incur costs to maintain compliance. HIPAA and other federal and state privacy regulations continue to evolve as a result of new legislation, regulations and judicial and administrative interpretations. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these requirements are ongoing. In addition to obligations on the part of the Company’s insurance subsidiaries, Insphere serves as a business associate of the Company’s insurance subsidiaries as well as non-affiliated insurance companies with which it does business. Insphere’s relationship with these non-affiliated insurance companies has added complexity to the Company’s privacy compliance obligations. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

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

CAN SPAM Act and Do Not Call Regulations

From time to time, the Company utilizes, either directly or through third party vendors, e-mail and telephone calls to identify prospective sales leads for use by our agents. The federal CAN SPAM Act of 2003, administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. The Company is also required to comply with federal “Do Not Call” regulations, enforced by the Federal Communications Commission, and other federal and state regulations regarding telemarketing, which require, among other things, that insurers and insurance agencies develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products. The Do Not Call regulations also contain prohibitions on unsolicited facsimiles. Insphere’s agents are trained to comply with these requirements when marketing insurance products and association memberships. Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits.

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

Iran Threat Reduction and Syrian Human Rights Act of 2012

The recently enacted Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. Under Section 219 of the ITRA, companies subject to SEC reporting obligations must disclose in their periodic reports specified dealings or transactions with Iran or with individuals and entities targeted by certain U.S. Office of Foreign Assets Controls (“OFAC”) sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. During 2012, the Company did not engage in any transactions with Iran or with persons or entities related to Iran.

At December 31, 2012, affiliates of The Blackstone Group (“Blackstone”) held approximately 53.89% of the Company’s outstanding equity securities and certain members of the Board of Directors of the Company are affiliated with Blackstone. As a result, Blackstone may be deemed an “affiliate” (as that terms in defined under Exchange Act Rule 12b-2) of the Company. Blackstone’s Annual Report on Form 10-K includes disclosures pursuant to the ITRA regarding two of its portfolio companies — TRW Automotive Holdings Corp. (“TRW”) and Travelport Limited (“Travelport”) — that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” under the Exchange Act Rule 12b-2, these Blackstone portfolio companies, through Blackstone’s ownership of HealthMarkets, Inc., may also be deemed to be affiliates of ours. Accordingly, we note that the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by TRW states that one of its non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran, that gross revenue attributable to such sales was approximately $8,326,000 and that net profit from such sales was approximately $377,000. TRW’s disclosure further states that these activities were not prohibited by U.S. law at the time they were conducted and that those activities have been discontinued other than limited wind-down activities (which are permissible). Additionally, we note that the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Travelport states that as part of its global business in the travel industry, it provides certain passenger travel-related global distribution system and airline IT services to Iran Air and airline IT services to Iran Air Tours, that these services are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC, that subject to any changes in the exempt/licensed status of such activities, it intends to continue these business activities and that gross revenue and net profit attributable to such activities in 2012 were approximately $127,000 and $45,000, respectively. We have not independently verified the disclosures described in this paragraph.

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

Legislative Developments

The federal and state governments continue to consider legislative and regulatory proposals that could materially impact health insurance companies and various aspects of the current health care system. To the extent not already addressed in connection with the Health Care Reform Legislation, some of the more significant legislative and regulatory developments that could potentially affect our business include requiring employers to provide health insurance to employees; establishing a minimum level of coverage required to satisfy health insurance mandates; establishing minimum loss ratios that require insurers to pay a minimum amount of claim payments as a percentage of premiums received; mandating coverage of certain conditions or specified procedures, drugs and devices; standardizing individual health insurance so as to restrict the ability of health insurers to significantly vary coverage, including the health care services considered to be “covered” or “excluded,” deductible and cost-sharing levels and coverage limits; and extending malpractice and other liability exposure for decisions made by health insurers

In addition, in 2012, the NAIC adopted final revisions to the Annual Financial Reporting Model Regulation which address corporate governance and internal control over financial reporting issues, similar to the Sarbanes-Oxley Act of 2002, with which certain of our insurance subsidiaries must comply.

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

Employees

We have approximately 640 employees at December 31, 2012. As discussed above in “Commercial Health Division – Health Insurance Products,” the Company has been pursuing initiatives to significantly reduce administrative expenses and initiatives of this nature may continue in the future. We believe that the Company’s relations with its remaining employees are generally good.

Executive Officers of the Company

The Chairman of the Company and all other executive officers listed below are elected by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years
Kenneth J. Fasola	Director, President and Chief Executive Officer	53	Mr. Fasola joined the Company in September 2010 as Director, President and Chief Operating Officer. He has served as Chief Executive Officer since April 2011. He also serves as a Director, President and CEO of the Company’s insurance subsidiaries and of the Company’s Insphere insurance agency subsidiary. From October 2009 to September 2010, Mr. Fasola held several executive and senior level management positions at Humana. Mr. Fasola served as Chief Executive Officer of Secure Horizons, the nation’s largest Medicare Advantage insurer, from February 2007 to September 2008; as CEO of UnitedHealth Group’s Central Region from August 2004 to February 2007, and as President of United Healthcare Lines of Business from January 2003 to August 2004. Mr. Fasola began his insurance career in sales with Blue Cross of Central Ohio before moving to Community Mutual Blue Cross and Blue Shield in Ohio where he served in sales management positions. Mr. Fasola serves on the advisory board of Pennsylvania State University, Schreyer Honors College and previously served on the board of Connextions, Inc., a technology-based business process outsourcing firm.

R. Scott Donovan	Executive Vice President and Chief Financial Officer	55	Mr. Donovan joined the Company in November 2012 as Executive Vice President and Chief Financial Officer. He also serves as Executive Vice President and Chief Financial Officer of the Company’s Insphere insurance agency and insurance subsidiaries. Mr. Donovan also serves as a Director of the Company’s insurance subsidiaries. From 1996 to 1999, Mr. Donovan served as Senior Vice President and Chief Financial Officer of the Coregis Insurance Group, a wholly owned subsidiary of GE Capital Corporation. From 1999 to 2002, he served as Managing Director and Chief Financial Officer of TIG Insurance Group, before being promoted to President and Chief Operating Officer of TIG Insurance Group, a position he held from 2002 through 2006. In 2006, Mr. Donovan joined OdysseyRe Holdings Corp. as Executive Vice President and Chief Financial Officer, a position he held until 2010, at which time he became Executive Vice President of Odyssey Reinsurance Company.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years
Derrick A. Duke	Executive Vice President, Chief Operating Officer, Treasurer and Chief Investment Officer	46	Mr. Duke joined the Company in May 2004 as Vice President and Chief Investment Officer. He currently serves as Executive Vice President, Chief Operating Officer, Treasurer and Chief Investment Officer of the Company and its insurance subsidiaries. Mr. Duke also serves as a Director, of the Company’s insurance subsidiaries and as Executive Vice President of the Company’s Insphere insurance agency. Prior to joining the Company, Mr. Duke served as Senior Vice President and Chief Investment Officer for a privately held insurance company from June 1989 to May 2004.

Mark H. Smith	Executive Vice President and Chief Agency Officer	48	Mr. Smith joined the Company’s Insphere insurance agency subsidiary in October 2011 as Senior Vice President and Chief Operating Officer. He currently serves as Executive Vice President and Chief Agency Officer of the Company and its Insphere insurance agency. Mr. Smith also serves as a Director of the Company’s insurance subsidiaries and Insphere insurance agency. From February 2010 until joining Insphere, he served as National Practice Leader for UnitedHealthcare’s Small Group Division and as Regional Vice President from July 2007 to February 2010. From July 2001 to July 2007, Mr. Smith was part of the management team that launched Destiny Health, the U.S. based company that is a wholly owned subsidiary of Discovery Health. Prior thereto, he served as National Vice President of Distribution for Discovery Health, a South African insurance company.

Item 1A.  Risk Factors

The following factors could impact our business and financial prospects:

Certain elements of the Health Care Reform Legislation could potentially have a material adverse effect on our financial condition and results of operations

In March 2010, Health Care Reform Legislation was signed into law and, after being challenged, was substantially upheld by the United States Supreme Court in a decision issued in June 2012. The Health Care Reform Legislation has resulted in broad-based material changes to the United States health care system, has had a significant impact on our business, and is expected to continue to impact our business in the future. While not all-inclusive, material provisions of the Health Care Reform Legislation include the following:

•	Establishment of a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011, with rebates to customers required for medical loss ratio amounts under the minimum;

•	Expansion of dependent coverage to include adult children up to age 26;

•	Elimination of most annual and all lifetime caps on benefits;

•	Elimination of pre-existing condition exclusions for certain dependents;

•	Requirements that limit the ability of health insurance providers to vary premium based on assessment of underlying risk;

•	Payment of first dollar preventive care benefits for non-grandfathered business;

•	Establishment of specific benefit design requirements, rating and pricing limits and guaranteed issue requirements;

•	Obligation to add coverage for mandated “essential health benefits” to non-grandfathered plans as of January 1, 2014;

•

Creation of public health insurance exchanges (currently expected to be effective in 2014, subject to implementation at the state or federal level) with standardized plans available to the individual and small group markets. The availability of federal subsidies for qualified individuals may make plans offered through such public exchanges an attractive option for our existing customers and cause them to cancel their coverage with us;

•	Prohibitions on most policy rescissions;

•	Significant federal and possibly state annual taxes and/or assessments on health insurance providers which may not be deductible for income tax purposes; and

•	Limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for health insurance providers.

With respect to the minimum loss ratio requirements that became effective in 2011, the mandated minimum loss ratio of 80% for the individual and small group markets has adversely affected the revenues of our insurance subsidiaries and our business generally and has required us to issue rebates to customers. Historically, the Company has experienced significantly lower medical loss ratios and the Company continues to evaluate whether its insurance subsidiaries can operate profitably at an 80% minimum medical loss ratio. As a result of these requirements, our insurance subsidiaries have reduced the level of commissions paid to the agents who distribute their health benefit plans. The 80% minimum medical loss ratio for the individual market is subject to adjustment by the Department of Health and Human Services (“HHS”), on a state-by-state basis, if HHS determines that the requirement is disruptive to the market. For 2012, HHS approved a lower medical loss ratio standard in four states: Georgia, Iowa, Maine and New Hampshire. The minimum medical loss ratio requirement could, at an appropriate time in the future, compel us to non-renew coverage of our existing individual health customers in one or more states subject to applicable state and federal discontinuation or withdrawal requirements.

The mandated medical loss ratio requirements and health care reform more generally also have adversely affected the level of base and override commissions that Insphere receives from the Company’s insurance subsidiaries and third party insurance carriers. In order to comply with the 80% minimum medical loss ratio requirement, many of these carriers, including the Company’s insurance subsidiaries, have reduced commissions and overrides. Compensation levels in 2011 and 2012 were significantly lower than 2010 levels. As a result of reductions, Insphere has lowered the level of commissions paid to its agents for the sale of products underwritten by these carriers. The implementation of additional aspects of the Health Care Reform Legislation, including but not limited to the introduction of health insurance exchanges (currently expected to be effective in 2014), may result in further reductions in commission and other compensation levels paid to producers, including Insphere.

To the extent required by the Health Care Reform Legislation, the Company has made the adjustments to its in-force block of business issued prior to March 24, 2010, including but not limited to removal of lifetime caps on benefits, extension of dependent coverage through age 26, meeting new HHS reporting requirements and adopting limitations on most policy rescissions. These changes generally became effective on January 1, 2011 (for most of our plans — the effective date of the new plan year), although certain states required an earlier effective date. In addition to the changes discussed above, plans issued on or after March 24, 2010 are subject to more extensive benefit changes, including but not limited to first dollar preventive care benefits and no annual limits on essential health benefits covered by the policies. The Company made all state form and rate filings necessary to include these new requirements and, effective in September 2011, made required rate and form changes for new policies marketed after that date.

Certain provisions of the Health Care Reform Legislation have already become effective, and the Company has dedicated material resources, made material changes to its business and incurred material expenses (including, but not limited to, additional claims expenses) as a result. Other provisions become effective at various dates over the next several years. Due to the complexity of this legislation, gradual implementation and pending status of certain guidance and regulations, the full impact of Health Care Reform Legislation on our business is not yet fully known. The Company’s review of these requirements, and their potential impact on the Company’s business, is ongoing. In addition, a number of state legislatures have enacted or are contemplating significant health insurance reforms or similar legislation, either in response to the Health Care Reform Legislation or independently (to the extent not addressed by federal legislation). These reforms could further increase our costs, require us to revise the way in which we conduct business, result in the elimination of certain products or business lines (including, potentially, non-renewal of our existing non-grandfathered and/or grandfathered health benefit plan business in one or more states subject to applicable state and federal discontinuation or withdrawal requirements), impose additional state-level fees or taxes, lead to lower revenues and expose us to an increased risk of liability. Any delay or failure to conform our business to the requirements of the Health Care Reform Legislation and state health insurance reforms could disrupt our operations, lead to regulatory issues, damage our relationship with existing customers and our reputation generally, adversely affect our ability to attract new customers and result in other adverse consequences. Depending on the outcome of certain potential developments, certain elements of the Health Care Reform Legislation and/or state health care reform legislation could, in the future, have a material adverse effect on the Company’s financial condition and results of operations, including but not limited to impairment of goodwill and intangible assets.

The Company’s review of the requirements of the Health Care Reform Legislation described above, and its potential impact on the Company’s health insurance product offerings, is ongoing.

The Health Care Reform Legislation could increase our cost structure and impede our ability to obtain premium rate increases necessary to offset these costs.

Several aspects of the Health Care Reform Legislation are expected to increase our costs, including but not limited to the elimination of most annual and all lifetime caps on the dollar value of benefits, the elimination of pre-existing condition exclusions and the obligation to add coverage for mandated “essential health benefits” to non-grandfathered plans. Premium increases will be necessary to mitigate the impact these and other provisions of the Health Care Reform Legislation will have on our cost structure. Premium increases are generally subject to the approval of state insurance departments. In addition, HHS rules establish a federal premium rate review process for annual premium rate increases (generally, of 10% or more), which could make it more difficult to obtain approval of premium rate increases. The inability of our insurance companies to increase premiums rates to offset increases in their cost structure could have a material adverse effect on our financial condition and results of operations.

Changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products, or otherwise cease doing business, in certain states.

We conduct business in a heavily regulated industry. In addition to the Health Care Reform Legislation discussed above, to the extent not addressed by federal legislation, various states have, from time to time, proposed and/or enacted changes to the health care system that could affect the relationship between health insurers and their customers (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). To the extent not already addressed in connection with the Health Care Reform Legislation, some of the more significant legislative and regulatory developments that could potentially affect our business include requiring employers to provide health insurance to employees; establishing a minimum level of coverage required to satisfy health insurance mandates; establishing minimum loss ratios that require insurers to pay a minimum amount of claim payments as a percentage of premiums received; mandating coverage of certain conditions or specified procedures, drugs and devices; standardizing individual health insurance so as to restrict the ability of health insurers to significantly vary coverage, including the health care services considered to be “covered” or “excluded,” deductible and cost-sharing levels and coverage limits; and extending malpractice and other liability exposure for decisions made by health insurers

We expect the trend of increased legislative activity to continue and cannot predict with certainty the effect that such proposals, if adopted, could have on our business. Certain of the proposals, if adopted, could have a material adverse effect on our financial condition and results of operations. We evaluate regulatory and legislative developments on an ongoing basis. If we determine that the legislative or regulatory environment in a particular state prevents us from doing business in the state on a profitable basis, we may determine that it is in the Company’s best interest to withdraw from certain lines of business or cease doing business in that state (subject to applicable state and federal discontinuation or withdrawal requirements).

Failure to comply with extensive state and federal regulations could subject us to fines, penalties and suspensions, which could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things, licensing of insurers and their agents; sales and marketing practices; training and oversight of agents; handling of consumer complaints and grievances; approval of policy forms and premium rates; standards of solvency, including risk-based capital measurements, which are a measure developed by the NAIC and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized; restrictions on the nature, quality and concentration of investments; restrictions on transactions between insurance companies and their affiliates; restrictions on the size of risks insurable under a single policy; requiring deposits for the benefit of policyholders; requiring certain methods of accounting; prescribing the form and content of records of financial condition required to be filed; and requiring reserves for losses and other purposes.

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

There is also substantial federal regulation of our business. Laws and regulations adopted by the federal government, including the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, HIPAA, the USA PATRIOT Act and the CAN SPAM Act of 2003 and Do Not Call regulations, establish administrative and compliance requirements applicable to the Company.

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

Current or future state and federal regulations could impede our ability to obtain effective leads or increase the cost of leads and adversely affect our business

We utilize, either directly or through third party vendors, e-mails and telephone calls to identify prospective sales leads for use by Insphere and its agents. Lead generation activities are subject to state and federal regulations, including, but not limited to, the federal CAN SPAM Act of 2003 (which establishes national standards for sending bulk, unsolicited commercial e-mail), the federal “Do Not Call” regulations and state regulations regarding telemarketing (which require companies including insurers and insurance agencies to develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products, and prohibit unsolicited facsimiles) (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). Failure to comply could result in enforcement actions by state attorneys general, regulatory fines and penalties and civil lawsuits. We believe that the ability of Insphere and its agents to obtain effective and cost efficient “qualified” sales leads plays a significant role in the generation of new business and efforts to recruit and retain effective agents. There is significant competition for such leads and certain aspects of the Health Care Reform Legislation, including but not limited to the introduction of public health insurance exchanges (currently expected to be effective in 2014) may make it more difficult for the Insphere to obtain such leads in the future or may make such leads significantly more expensive. To the extent that laws currently in effect, or passed in the future, make it more difficult or costly to obtain effective and cost efficient qualified leads, or eliminate our ability to purchase or generate such leads, our business could be materially and adversely affected.

We must comply with restrictions on customer privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

The use, disclosure and secure handling of individually identifiable health information by our business is subject to state and federal law and regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations promulgated under HIPAA (See Item 1. Business — “Regulatory and Legislative Matters” for additional information). The HIPAA regulations establish significant criminal penalties and civil sanctions for non-compliance. The HIPAA regulations require, among other things, that we enter into specific written agreements with business associates to whom individually identifiable health information is disclosed. Although our contracts with business associates provide for appropriate protections of such information, we may have limited control over the actions and practices of our business associates. The

Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), contains a number of provisions that significantly expand the reach of HIPAA, including imposition of varying civil monetary penalties, creation of a private cause of action for HIPAA violations, extension of HIPAA’s security provisions to business associates and creation of new security breach notification requirements. In January 2013, final HHS regulations implementing the ARRA amendments to HIPAA impose additional obligations and further restrict our ability to collect, disclose and use individually identifiable health information. Additionally, as part of the Administrative Simplification provisions of the Health Care Reform Legislation, health plans are required to provide eligibility and health claim status for HIPAA transactions in 2013 and to certify compliance with these requirements by December 31, 2013. The Company is currently evaluating its ability to comply with such certification. Compliance with HIPAA, the HITECH Act and other state and federal privacy and security regulations have required us to implement changes in our programs and systems to maintain compliance and may in the future result in significant expenditures due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates. In addition to obligations on the part of the Company’s insurance subsidiaries, Insphere serves as a business associate of the non-affiliated insurance companies with which it does business. Insphere’s relationship with these non-affiliated insurance companies has added complexity to the Company’s privacy compliance obligations. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

The outcome of comprehensive or targeted market conduct examinations could have a material adverse effect on our financial condition and results of operations.

We recently concluded a multi-state market conduct examination of our principal insurance subsidiaries, MEGA, Mid-West and Chesapeake (the “Insurance Companies”). See Note 16 of Notes to Consolidated Financial Statements. The Insurance Companies have periodically been the subject of other market conduct examinations conducted by state insurance departments. As reported in Note 16 of Notes to Consolidated Financial Statements, such examinations have included the market conduct examination of MEGA, Mid-West and Chesapeake by the Massachusetts Division of Insurance, resulting in a 2006 regulatory settlement agreement, and subsequent re-examination of certain key provisions of the regulatory settlement agreement commencing in January 2009, which was settled on August 26, 2009.

The Insurance Companies are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, and could have a material adverse effect on the Company’s financial condition and results of operations.

We may lose business to competitors

We compete, and will continue to compete, for customers with many other companies, including insurance companies, insurance agencies and other financial services companies. Current or potential competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing and have lower cost structures. Some may also have greater financial resources with which to compete. With respect to our Commercial Health division, other insurers may have higher financial strength or claims paying ratings, or may be able to obtain more favorable financial arrangements from healthcare providers that are not available to us, which may make their health benefit plan offerings more attractive than our own. Other companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, we currently believe that Chesapeake offers one of the largest portfolios of individual supplemental products in the market. However, as a result of the

Health Care Reform Legislation, we expect the supplemental business to become a greater area of focus for other insurance carriers. Competitors in the supplemental market may include insurance carriers who have substantially greater revenues, capital resources or product and geographic market coverage. Entry into the supplemental market, or expansion of existing supplemental business, by such competitors could adversely affect our ability to successfully market supplemental products on a competitive basis and decrease revenues arising from the sale of supplemental products. Our Commercial Health Division and Insphere may also lose business as a result of the introduction of public health insurance exchanges (currently expected to be effective in 2014). With respect to our Commercial Health Division, we may lose business to competitors who are able to offer their products through an exchange. With respect to Insphere, the availability of public health insurance exchanges may render a customer’s need for an independent insurance agent less necessary. If we are unable to appropriately address these competitive challenges, our business could be adversely affected.

Failure to recruit and retain agents could prevent us from competing successfully and could have a material adverse effect on our financial condition and results of operations.

We compete not only for the business of customers, but also for agents and distribution relationships with other distributors and insurance companies. We distribute our products as well as the products of non-affiliated insurance companies through independent agents contracted with Insphere as well as independent third party producers outside the Insphere agency sales force. Insphere’s business is highly competitive and there are many insurance agencies, brokers and intermediaries who actively compete with us. We also compete with insurance companies that sell their products directly to customers and do not use or pay commissions to third-party agents or brokers. In addition, the Internet continues to be a source for direct placement of business and creates competition for Insphere. We compete for productive agents with other distributors based on a number of factors, including compensation structure, level of training and support services and product offerings. It may be difficult to successfully compete for agents with companies that have greater revenues, capital resources, product and geographic market coverage or name recognition than ours.

The Health Care Reform Legislation may adversely affect Insphere’s ability to recruit and retain agents. As a result of certain changes arising from this legislation, including the 80% minimum medical loss ratio requirement, many of the carriers with which Insphere does business, including the Company’s insurance subsidiaries, have reduced commissions and overrides. Compensation levels in 2011 and 2012 were significantly lower than 2010 levels, and we anticipate that the implementation of additional aspects of the Health Care Reform Legislation may result in further reductions. (see Item 1. Business — “Regulatory and Legislative Matters” for additional information). The impact of these adjustments has been significant and, as a result, Insphere has lowered the level of commissions paid to its agents for the sale of products underwritten by these carriers. This could potentially make it more difficult for Insphere to recruit agents and/or retain agents who are unable to earn sufficient income at the reduced commission levels.

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

Historically, a substantial portion of the products offered by our insurance subsidiaries were issued to members of independent membership associations that act as the master policyholder for such products. The associations provide their members with access to a number of benefits and products, including health insurance underwritten by the HealthMarkets insurance subsidiaries. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. In the limited number of states where the Company’s insurance subsidiaries currently continue to offer its health benefit plans, these plans are now offered to the individual market directly and not through the associations. In addition, Insphere maintains agreements with independent membership associations - AAS and AFS - pursuant to which Insphere’s agents act as field service representatives for the associations. These agreements provide Insphere with the right (generally on an exclusive basis) to distribute association products for AAS and AFS. In this capacity, Insphere’s agents enroll new association members and provide membership retention services. Insphere receives compensation from the associations, including fees associated with enrollment, member retention services, marketing and administrative services.

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

The health and life insurance industry and related products and services we provide attracts negative publicity from consumer advocate groups and the media. Negative publicity regarding the industry generally or our Company in particular may result in increased regulation and legislative scrutiny as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate. Certain of the matters referred to in Note 16 of Notes to Consolidated Financial Statements, for example the litigation filed by the City Attorney for Los Angeles on behalf of the State of California, have generated adverse publicity for the Company. Matters of this nature in the future could result in the loss of reputation and business for the Company and could have a material adverse effect on our financial condition and results of operations.

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

Our investment portfolio is comprised of short term investments and investments classified as securities available for sale. Available for sale securities are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity, unless the decline in value is deemed to be other than temporary. For our available for sale investments, if a decline in value is deemed to be other than temporary, the security is deemed to be other than temporarily impaired (“OTTI”) and it is written down to fair value. OTTI losses attributed to credit loss are recorded in earnings while OTTI losses attributed to other factors are recorded in “Accumulated other comprehensive income

(loss)” and have no effect on earnings. In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other than temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis (or more frequently if certain indicators arise), using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made.

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

Our principal insurance subsidiaries are currently rated by A.M. Best. These ratings are subject to periodic review by the ratings agencies and there can be no assurances that we will be able to maintain these current ratings. A downward adjustment in rating by A.M. Best of our insurance subsidiaries could have a material adverse effect on our financial condition and results of operations. If our ratings are lowered from their current levels, our competitive position could be materially adversely affected and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings practices and could, as a result, become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position.

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

If we are unable to accurately estimate medical claims and control healthcare costs, our results of operations may be materially and adversely affected. We estimate the cost of future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of healthcare services and other relevant factors. We establish premiums based on these methods. The premiums we charge our customers generally are fixed for the applicable contract period, and costs we incur in excess of our medical claim projections generally are therefore not recovered.

Our reserves for current and future claims may be inadequate and any increase to such reserves could have a material adverse effect on our financial condition and results of operations.

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. The Company’s estimates with respect to claims liability and related benefit expenses are subject to an extensive degree of judgment and we cannot be certain that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a material adverse effect on our financial condition and results of operations.

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

For our general claim litigation, we establish reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our financial condition and results of operations.

Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 16 of Notes to Consolidated Financial Statements, to

determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition and results of operations.

Failure to achieve certain operational and strategic initiatives may adversely affect our business.

Our future success depends in large part upon our management team’s ability to execute our strategy to position us for the future. This strategy includes, without limitation, the growth of our Insphere agency business through traditional and alternative distribution channels (including telesales) and the need to make this business more efficient; the growth of our supplemental product business underwritten by Chesapeake and related distribution opportunities of this business including, but not limited to, distribution through brokerage channels, strategic partnerships and joint venture arrangements; opportunities created by new product offerings, such as the commencement in 2012 of the marketing of stand-alone Medicare prescription drug plans (“PDPs”) under the Medicare Part D program by our HealthMarkets Insurance Company subsidiary; and initiatives to reduce administrative expenses, including, but not limited to, adjusting the workforce to reflect current business levels and consolidating certain administrative functions. We have made and may in the future continue to make substantial investments in pursuit of this strategy. There can be no assurance that we will achieve this strategy, and any failure to achieve this strategy could have a material adverse effect on our financial condition and results of operations.

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

The Company formed Insphere Insurance Solutions, Inc. in 2009. The success of this line of business depends on a number of factors, including, but not limited to, the ability of Insphere to maintain applicable licenses, recruit and retain productive agents, maintain and expand satisfactory relationships with insurance carriers, the implementation and maintenance of various information technology and administrative systems, platforms and processes necessary to successfully run the business, and the regulatory and legislative environment. To date, Insphere has generated significant revenues but has not been profitable. The ongoing implementing regulations of the Health Care Reform Legislation is expected to present additional challenges to profitability and Insphere more generally. Like any business in a relatively early stage of development, the progress and success of Insphere entails substantial uncertainty. If the Company’s attempt to develop the Insphere business does not progress as planned, the Company may be materially and adversely affected by, among other things, capital, investments, and operating expenses that have not led to the anticipated results.

A rapid reduction in the size of our in-force block of health benefits plans could result in a reduction in underwriting profits, which may not be replaced in the near term by earnings from other areas of our business, which may cause the Company to impair its goodwill and intangible assets.

In 2010, the Company discontinued the sale of its “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by its insurance subsidiaries, in all but a limited number of states. These actions reflect a number of factors, including (1) the Company’s evaluation of National Health Care Reform Legislation which, among other things, requires a minimum medical loss ratio of 80% for the individual and small group markets beginning in 2011 and eliminates most annual caps on benefits - an important feature of our “scheduled benefit” products; (2) the Company’s decision to focus on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of third-party health insurance products underwritten by non-affiliated insurance companies and supplemental products underwritten by the Company’s insurance subsidiaries (which are generally not subject to the requirements of the Health Care Reform Legislation); and (3) the fact that in the states where third party health insurance plans distributed by Insphere have been introduced, they have, to a great extent, replaced the sale of the Company’s health benefit plan offerings.

The Company continues to maintain a significant in-force block of health benefit plans, and continues to underwrite and distribute its own health benefit plans in a limited number of states. We expect that maintenance of the Company’s in-force block of health benefit plans, at current levels, will present significant challenges resulting from, among other things, competitive pressure due to the shift in our distribution focus toward third-party product sales and changes resulting from Health Care Reform Legislation. For non-grandfathered plans, changes that we expect to impact our in-force block health benefit plan business include, but are not limited to, the obligation to add mandated “essential health benefits” (which is expected to significantly increase our claims costs), limitations on the ability to vary premium based on assessment of underlying risk (including elimination of pre-existing condition exclusions and health status rating adjustments), and the creation of public health insurance exchanges with standardized plans available to the individual and small group markets (which, as a result of federal subsidies available to qualified individuals purchasing health insurance through exchanges, may cause our customers to migrate to such exchanges and result in the loss of business). If maintaining our in-force block of health benefit plans (or portions thereof) is no longer profitable due to these or other changes, we may choose to non-renew coverage of these plans in one or more states subject to applicable state and federal discontinuation or withdrawal requirements. The Company evaluates the impact of the Health Care Reform Legislation on its in-force block of health benefit plans on an ongoing basis.

Over time, we expect the size of our in-force block of health benefit plans to continue decreasing. As a result, we anticipate that premium revenue and underwriting profits associated with this in-force block will decline and may not be replaced in the near term by earnings from other areas of the business. We expect it to take a considerable amount of time to grow the premium revenue and underwriting profits associated with our supplemental product offerings and the net commission revenue generated from Insphere. This transition in our revenue stream will make it difficult to support administrative expenses at current levels. To better align expenses in light of dropping enrollment levels, the Company has been pursuing initiatives to significantly reduce administrative expenses, including but not limited to reductions in its workforce, consolidation of certain administrative functions and the reorganization of Insphere’s field structure to make it more efficient, and we expect initiatives of this nature to continue in the future. However, if developments occur that accelerate the reduction of our in-force block, including concerted efforts by agents to replace this business or a decision by the Company to non-renew its existing health benefit plan business in one or more states subject to applicable state and federal requirements, we may be unable to reduce expenses in a manner that keeps pace with dropping enrollment levels, which could have a material adverse effect on our financial condition and results of operations. Additionally, any adverse impact could cause the Company to impair its goodwill and intangible assets.

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

A failure of our information systems to provide timely and accurate information, or a failure to properly maintain the integrity of our data, could have a material adverse effect on our financial condition and results of operations.

Effective information systems, and the integrity and timeliness of the data we use to run our business, are critical to our operations and requires an ongoing commitment of time and resources. We outsource a number of functions related to information systems support and dependence on these third parties makes us vulnerable to any failure in performance by these parties. Additionally, we are potentially vulnerable to cybersecurity attacks that bypass our information technology security systems. If a security breach were to occur, it could result in the loss, misappropriation or release of confidential data or intellectual property, disrupt our information systems and business more generally and cause negative publicity and reputational damage. The failure to maintain an effective and efficient information system, disruptions in our information systems or the failure to maintain data integrity could cause disruptions in our business operations that include, but are not limited to, (a) failure to comply with prompt pay laws; (b) loss of existingcustomers; (c) difficulty in attracting new customers; (d) disputes (including litigation) with customers, providers and agents; (e) regulatory problems; (f) increases in administrative expenses; and (g) other adverse consequences. There can be no assurance that our information systems will remain effective, timely and secure, and any failure to do so could have a material adverse effect on our financial condition and results of operations.

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

Natural disasters or other catastrophic events could severely damage or interrupt our systems and operations and result in an adverse effect on our business.

Natural disasters or other catastrophic events such as fire, flood, hurricane, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our customers. We have in place a disaster recovery plan which is intended to provide us with the ability to maintain our operations in the event of a natural disaster. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. Any such disaster or similar event could have a material adverse effect on our financial condition and results of operations.

If we are unable to retain key executives or appropriately manage succession, our business could be adversely affected.

We have experienced high turnover in our senior management team in recent years. Although we have employment arrangements in place with our key executives, these do not guarantee that the services of these executives will continue to be available to us, and we would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605 comprising in the aggregate approximately 281,000 square feet of office space.

In addition, we lease office space at various locations in 35 states for our Insphere agent field offices comprising in the aggregate approximately 218,000 square feet.

Item 3.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Class A-1 and Class A-2 common stock are not listed for trading on the New York Stock Exchange or any other exchange and are not readily tradable or salable in any public market. As of March 6, 2013, there were approximately 27 holders of record of Class A-1 common stock and 58 holders of record of Class A-2 common stock.

On March 18, 2013, the Company filed a Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its Class A-2 common stock and suspend its reporting obligations with the SEC with respect to its Class A-1 and Class A-2 common stock. This Annual Report on Form 10-K, including the accompanying audited financial statements as of and for the year ended December 31, 2012, and the Company’s Information Statement to be filed in connection with the 2013 Annual Meeting of Stockholders, portions of which will be incorporated herein by reference, will be the Company’s last filings with the SEC. The Form 15 is expected to become effective no later than 90 days after being filed.

Set forth below is a summary of the Company’s sale of shares of HealthMarkets, Inc. Class A-1 common stock during 2012, 2011, and 2010:

	2012
	Shares Issued (shares)	Consideration Received ($)	Average Per Share ($)
Sale of shares to Executive Officers	10,433	108,503	10.40
Sale to employee participants in the InVest Stock Ownership Plan	74,729	769,315	10.29
Issuance of unvested restricted shares to Company Officers	120,000	0	0.00

	205,162	877,818	4.28

	2011
	Shares Issued (shares)	Consideration Received ($)	Average Per Share ($)
Sale of shares to Executive Officers	7,850	72,613	9.25
Sale to employee participants in the InVest Stock Ownership Plan	89,635	840,799	9.38
Issuance of unvested restricted shares to Company Officers	0	0	0.00

	97,485	913,412	9.37

	2010
	Shares Issued (shares)	Consideration Received ($)	Average Per Share ($)
Sale of shares to Executive Officers	76,140	558,868	7.34
Sale to employee participants in the InVest Stock Ownership Plan	190,955	1,888,782	9.89
Issuance of unvested restricted shares to Company Officers	686,547	0	0.00

	953,642	2,447,650	2.57

Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated there under) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-1 and A-2 common stock during each of the months in the twelve-month period ended December 31, 2012:

	Issuer Purchase of Equity Securities — Class A-1
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program
01/1/12-01/31/12	0	0.00	0	0
02/1/12-02/28/12	0	0.00	0	0
03/1/12-03/31/12	73,516	10.40	0	0
04/1/12-04/30/12	2,380	10.40	0	0
05/1/12-05/31/12	20,212	10.33	0	0
06/1/12-06/30/12	27,288	10.33	0	0
07/1/12-07/31/12	0	0.00	0	0
08/1/12-08/31/12	61,262	10.29	0	0
09/1/12-09/30/12	44,763	10.29	0	0
10/1/12-10/31/12	6,396	10.29	0	0
11/1/12-11/30/12	42,898	10.15	0	0
12/1/12-12/31/12	17,003	10.15	0	0

Totals	295,718	10.30	0	0

(1)	The number of shares purchased other than through a publicly announced plan or program includes 136,425 Class A-1 shares purchased from the ISOP and 159,293 Class A-1 shares purchased from current or former employees of the Company. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of purchase.

	Issuer Purchase of Equity Securities — Class A-2
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program
01/1/12-01/31/12	1,949	9.58	0	0
02/1/12-02/28/12	0	0.00	0	0
03/1/12-03/31/12	197,619	10.40	0	0
04/1/12-04/30/12	60,119	10.40	0	0
05/1/12-05/31/12	80,145	10.33	0	0
06/1/12-06/30/12	124,798	10.33	0	0
07/1/12-07/31/12	3,200	10.33	0	0
08/1/12-08/31/12	100,203	10.29	0	0
09/1/12-09/30/12	53,583	10.29	0	0
10/1/12-10/31/12	22,868	10.29	0	0
11/1/12-11/30/12	43,114	10.15	0	0
12/1/12-12/31/12	40,813	10.13	0	0

Totals	728,411	10.32	0	0

(1)	The number of shares purchased other than through a publicly announced plan or program includes 602,620 Class A-2 shares purchased from ISOP and 125,791 Class A-2 shares purchased from former participants in the ISOP. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of the purchase.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the year ended December 31, 2012 has been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and operating ratios)
Income Statement Data:
Revenues from continuing operations	$568,277	$665,197	$861,653	$1,083,397	$1,424,965
Income (loss) from continuing operations before income taxes	(6,651)	23,448	95,117	34,006	(85,380)
Income (loss) from continuing operations	(7,255)	13,747	58,640	20,661	(53,671)
Income from discontinued operations	321	79	66	162	216
Net income (loss)	$(6,934)	$13,826	$58,706	$20,823	$(53,455)
Per Share Data:
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$(0.24)	$0.46	$1.97	$0.70	$(1.78)
Diluted earnings (loss) per share	$(0.24)	$0.44	$1.91	$0.68	$(1.78)
Earnings per share from discontinued operations:
Basic earnings per share	$0.01	$0.00	$0.00	$0.01	$0.01
Diluted earnings per share	$0.01	$0.00	$0.00	$0.01	$0.01
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.23)	$0.46	$1.97	$0.71	$(1.77)
Diluted earnings (loss) per share	$(0.23)	$0.44	$1.91	$0.69	$(1.77)
Operating Ratios:
Health Ratios:
Loss ratio	70%	66%	50%	60%	65%
Expense ratio	16	18	22	34	36

Combined health ratio	86%	84%	72%	94%	101%

Balance Sheet Data:
Total investments, cash and cash equivalents	$652,140	$1,071,913	$1,065,302	$1,155,247	$1,127,945
Total assets	1,258,117	1,673,593	1,711,790	1,850,547	1,916,713
Total policy liabilities	590,388	629,596	704,997	856,528	973,046
Total debt (excluding student loan credit facility)	190,920	553,420	553,420	481,070	481,070
Long term leases	11,208	11,431	11,912	9,678	10,428
Student loan credit facility	52,450	60,050	68,650	77,350	86,050
Stockholders’ equity	269,927	271,791	230,019	248,581	197,925
Stockholders’ equity per share	$8.82	$8.87	$7.42	$8.24	$6.68
Cash dividends per share	$0.00	$0.00	$3.94	$0.00	$0.00

Loss ratio. The loss ratio is defined as benefits, claims and settlement expenses as a percentage of earned premiums.

Expense ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premiums.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our insurance subsidiaries, we issue primarily health and life insurance and supplemental products covering individuals, families, the self-employed and small businesses. In 2012, our HealthMarkets Insurance Company subsidiary began marketing stand-alone Medicare prescription drug plans under the Medicare Part D program to the senior market, with coverage effective for January 1, 2013. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution to the small business and middle-income market. Insphere distributes life, health and Medicare insurance through a portfolio of products from nationally recognized insurance carriers. Insphere distributes products underwritten by the Company’s insurance subsidiaries, as well as non-affiliated insurance companies.

The Company is generally focused on business opportunities that allow us to maximize the value of the Insphere independent agent sales force, with particular focus on the sale of supplemental products underwritten by the Company’s insurance subsidiaries and third-party health insurance products underwritten by non-affiliated insurance companies. In 2010, we discontinued the sale of the Company’s traditional “scheduled benefit” health insurance products and discontinued marketing all health benefit plans underwritten by our insurance subsidiaries in all but a limited number of states. We believe that this shift better positions the Company for the future, particularly in light of changes resulting from the enactment of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”). The Company continues to maintain a significant in-force block of health benefits plans and evaluates on an ongoing basis the impact of Health Care Reform Legislation on this block.

The Company operates four business segments: the Commercial Health Division, Insphere, Corporate and Disposed Operations. Through our Commercial Health Division, we underwrite and administer a broad range of health and life insurance and supplemental products. Insphere includes net commission revenue, agent incentives, marketing costs and other administrative expenses. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of residual operations from the disposition of other businesses prior to 2010. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments.)

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
Health premiums	$457,216	$543,092	$735,538
Life premiums and other considerations	1,525	1,565	1,913

	458,741	544,657	737,451
Investment income	23,852	28,028	42,246
Commissions and other income	85,883	83,570	76,906
Net impaired losses recognized in earnings	0	0	(765)
Realized gains (losses), net	(199)	8,942	5,815

Total revenues	568,277	665,197	861,653
Benefits and Expenses:
Benefits, claims, and settlement expenses	322,635	359,424	366,644
Underwriting, acquisition and insurance expenses	70,982	96,703	160,740
Other expenses	168,673	163,540	209,070
Interest expense	12,638	22,082	30,082

Total benefits and expenses	574,928	641,749	766,536

Income (loss) from continuing operations before income taxes	(6,651)	23,448	95,117
Federal income tax expense	604	9,701	36,477

Income (loss) from continuing operations	(7,255)	13,747	58,640
Income from discontinued operations (net of income tax)	321	79	66

Net income (loss)	$(6,934)	$13,826	$58,706

Revenue

The majority of our 2012 revenue was earned on health premiums derived from our inforce block of indemnity and preferred provider organization (“PPO”) policies as well as supplemental products premiums. Premiums on health insurance and supplemental products are recognized as earned over the period of coverage on a pro rata basis. We also earned revenue on premiums from traditional life insurance policies, which are recognized as revenue when due.

The decrease in premium reflects the change in the Company’s strategic focus related to underwriting health insurance products. In connection with the launch of Insphere, the Company currently markets its health insurance products in only a limited number of states.

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums annually. Rebate payments for 2012 are to be paid by August 1, 2013. As a result, the decrease in earned premium also reflects the recording of an accrual for the estimated medical loss ratio rebate. At December 31, 2012 and 2011, the Company accrued $8.6 million and $26.9 million, respectively, for the medical loss ratio rebate.

Investment income includes investment income derived from our investment portfolio and interest received on student loans.

Commission and other income consist primarily of commission and bonus revenue generated from the sale of third-party insurance products, association memberships and ancillary services.

Benefits, Claims and Settlement Expenses

Benefits expense consists primarily of payments to physicians, hospitals and other healthcare providers under health policies, and includes an estimated amount for incurred but not reported and unpaid claims. The decrease in benefits expense primarily reflects the decline in the number of policies in-force based on the change in the Company’s strategic focus related to underwriting health insurance products.

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses consist of marketing and direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. Benefits and underwriting, acquisition and insurance expenses have continued to decrease in tandem with the decrease in premiums. Prior to 2010, the Company initiated certain general and administrative cost reduction programs. These cost reduction efforts are still ongoing. Beginning in 2010, the Company’s focus has been on selling third-party products rather than the health benefit plans underwritten by its insurance companies. As a result, the majority of our marketing costs have been incurred by Insphere. These marketing costs incurred by Insphere are recorded on the Company’s consolidated statements of operations in “Other Expenses.”

Other Expenses

Other expenses consists of costs incurred with our Insphere operations, general expenses relating to corporate operations and direct expenses incurred in connection with the sale of association memberships. Insphere expenses include agent compensation, other agent incentives, employee compensation, lead costs, costs associated with our field offices and other expenses related to the continuing development of Insphere. Other expenses also include expenses incurred with the Company-matching feature of the HealthMarkets, Inc. InVest Stock Ownership Plan.

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

Revenue from continuing operations and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of our business segments and divisions were as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division	$490,735	$585,269	$798,666
Insphere	91,360	73,723	46,170
Corporate	14,177	24,009	24,737
Intersegment Eliminations	(28,153)	(19,397)	(10,327)

Total revenues excluding disposed operations	568,119	663,604	859,246
Disposed Operations	158	1,593	2,407

Total revenue from continuing operations	$568,277	$665,197	$861,653

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division	$67,202	$106,666	$249,861
Insphere	(43,957)	(53,694)	(81,335)
Corporate	(30,708)	(31,251)	(76,432)

Total operating income (loss) excluding disposed operations	(7,463)	21,721	92,094
Disposed Operations	812	1,727	3,023

Total income (loss) from continuing operations before federal income taxes	$(6,651)	$23,448	$95,117

Assets by operating segment at December 31, 2012, 2011, and 2010 are set forth in the table below:

	December 31,
	2012	2011	2010
	(In thousands)
Assets:
Commercial Health Division	$361,320	$400,908	$482,227
Insphere	50,849	62,194	77,139
Corporate	463,880	830,253	769,105

Total assets excluding assets of Disposed Operations	876,049	1,293,355	1,328,471
Disposed Operations	382,068	380,238	383,319

Total assets	$1,258,117	$1,673,593	$1,711,790

Disposed Operations assets at December 31, 2012, 2011, and 2010 primarily represent reinsurance recoverable of $363.8 million, $356.8 million and $356.7 million, respectively, associated with the Company’s former Life Insurance Division.

Commercial Health Division

Through our Commercial Health Division, we underwrite and administer a broad range of health and life and supplemental products for individuals, families, the self-employed and small businesses. Our health insurance products are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Our supplemental products are designed to further protect against risks to which our customer is typically exposed and are sold on a stand-alone basis as well as in connection with the sale of other insurance products. The supplemental products include dental, vision, disability, critical illness, accident, and hospital indemnity/specified disease products.

Set forth below is certain summary financial and operating data for the Commercial Health Division for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenues:
Earned premium revenue	$458,713	$544,661	$736,809
Investment income	11,015	13,999	21,579
Commission and other income	21,007	26,609	40,278

Total revenues	490,735	585,269	798,666
Expenses:
Benefits, claims and settlement expenses	323,530	360,087	369,764
Underwriting, acquisition and insurance expenses	95,179	111,009	164,834
Other expenses	4,824	7,507	14,207

Total expenses	423,533	478,603	548,805

Operating income	$67,202	$106,666	$249,861

Other operating data:
Loss ratio	70.5%	66.1%	50.2%
Expense ratio	20.7%	20.4%	22.4%

Combined health ratio	91.2%	86.5%	72.6%

Operating margin	14.7%	19.6%	33.9%

Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.

Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

Operating Margin. Operating margin is defined as operating income as a percentage of earned premium revenue.

Year Ended December 31, 2012 versus December 31, 2011

The Commercial Health Division reported a 16% decrease in earned premium revenue for the year ended December 31, 2012 compared to the prior year due to an 18% decrease in policies in-force. This decrease is primarily the result of the Company’s emphasis on the distribution of health insurance products underwritten by non-affiliated carriers. Partially offsetting the decrease in health insurance premium is the increase in supplemental products premiums of $21.6 million. Supplemental product premiums increased to $64.1 million for the year ended December 31, 2012 from $42.5 million for the same period in 2011. Premium also reflects the accrual for the medical loss ratio rebate of $8.6 million and $26.9 million in 2012 and 2011, respectively.

The Commercial Health Division also experienced an increase in the loss ratio for the year ended December 31, 2012 compared to the same period in the prior year. The increase is primarily the result of the minimum loss ratio (“MLR”) requirements as enacted by Health Care Reform Legislation. Other factors increasing the loss ratio are the escalating cost of medical services and increased utilization as a result of the new preventive insurance benefits required by Health Care Reform Legislation. Prior to Health Care Reform Legislation, the Company could mitigate the effect of these factors through premium rate increases, which increased the loss ratio over time. As a result of the new MLR requirements and corresponding regulatory pressure, it is more difficult to obtain premium rate increases, which prevents us from maintaining our loss ratios at their former levels.

The decrease in underwriting, acquisition and insurance expense reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, the Company continues to address other cost saving measures to reduce fixed costs associated with this segment.

Other income and other expenses continued to decrease in 2012 compared to the prior year. Other income largely consists of fee and other income received for sales of association memberships prior to the formation of Insphere, for which other expenses are incurred for bonuses and other compensation provided to the agents. The majority of these association memberships were sold along with health policies and as premium continues to decrease we expect the revenue and expense generated from these association memberships to also decrease.

Year Ended December 31, 2011 versus December 31, 2010

The Commercial Health Division reported earned premium revenue of $544.7 million in 2011 compared to $736.8 million in 2010, a decrease of $192.1 million or 26.1%, which is primarily due to a decrease in policies in force. Total policies in force decreased by 22% during 2011 as compared to 2010. The decrease in policies in-force is primarily due to the Company’s decision to discontinue the marketing of its health benefit plans in all but a limited number of states. The Company continues to offer its supplemental products underwritten by Chesapeake and is focused on growing this line of business. However, the premium generated by the supplemental business has not been enough to offset the decline in premium associated with the Company’s health benefit plans. The decrease in premium in 2011 also reflects the accrual of $26.9 million for the medical loss ratio rebate.

The Commercial Health Division reported operating income of $106.7 million in 2011 compared to operating income of $249.9 million in 2010, a decrease of $143.2 million or 57.3%. The decrease in operating income during the current year period is generally attributable to an increase in the loss ratio as discussed more fully below, partially offset by a reduction in underwriting acquisition and insurance expenses.

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

Underwriting, acquisition and insurance expense decreased by $53.8 million, or 32.7% to $111.0 million in 2011 from $164.8 million in 2010. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Additionally, the Company continues to decrease its administrative costs, which are being reflected as a decrease in the expense ratio. Other factors contributing to the decrease in underwriting, acquisition and insurance expenses include a decrease in the overall effective commission rate as a result of the decrease in new business. Generally, first year commission rates paid to agents are higher than renewal year commission rates. Additionally, with the formation of Insphere and the sale of third-party health insurance products, the Commercial Health Division has significantly decreased the amount of marketing and acquisition costs.

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

Set forth below is certain summary financial and operating data for Insphere for the twelve months ended December 31, for each of the three most recent years:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenue:
Commission revenue from non-affiliates	$52,803	$44,293	$35,136
Commission revenue from affiliates	24,743	15,154	4,917
Commission revenue from association memberships	11,442	12,112	4,498
Investment income	1,164	1,024	442
Other income	1,208	1,140	1,177

Total revenue	91,360	73,723	46,170
Expenses:
Commission expenses	47,222	39,127	22,410
Agent incentives and leads	27,454	27,513	37,322
Other expenses	60,641	60,777	67,773

Total expenses	135,317	127,417	127,505

Operating loss	$(43,957)	$(53,694)	$(81,335)

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

Year Ended December 31, 2012 versus December 31, 2011

For the years ended December 31, 2012 and 2011, the Company earned commission revenue of approximately $88.9 million and $71.6 million, respectively. Approximately 83% and 91% of commission revenue from non-affiliates was generated from four carriers during 2012 and 2011, respectively. Insphere continues to report an increase in commission revenue over the prior year. The increase in commission from non-affiliates is primarily due to the increased sales of Medicare products as well as an increase in commission on renewal premiums from policies sold prior to 2012.

The 63% increase in commission revenue from affiliates is the result of the continued emphasis placed on selling the Company’s supplemental products underwritten by our insurance subsidiary, Chesapeake.

Additionally, these products carry a higher commission rate as a percentage of premium compared to health insurance products.

Commission expense includes commissions and overrides paid to our independent agents. Commission expense continues to increase in total consistent with the increase in commission revenue. Commission expense as a percentage of commission revenue decreased slightly by 160 basis points during 2012 compared to the prior year. The decrease is primarily due to the greater mix of renewal business with higher margins for the Company partially offset by the increase in supplemental commission revenue which has lower first year margins.

Agent incentives primarily include production and agent recruiting bonuses paid to our independent agents as well as lead generation costs incurred to facilitate the production of commission revenue. Agent incentives generally increase in tandem with commission revenue; however during 2012, the Company reduced the cost incurred on certain agent events and as a result the agent incentives expense was comparable to the prior year.

Other expenses associated with Insphere are related to home office employee compensation, costs associated with our field offices, depreciation and amortization, and other administrative expenses. The Company reduced certain administrative costs compared to the prior year, but overall this category remained flat primarily as a result of the incremental increase in administrative expenses associated with the purchase and ongoing activities of the insurance agency call center discussed below.

In July 2012, the Company’s Insphere subsidiary closed an asset purchase agreement with Repp Gartner Financial, Inc. (“Repp Gartner”) — a San Diego, California based insurance agency call center — pursuant to which Insphere acquired certain assets of Repp Gartner. This transaction enables Insphere to add a call center distribution channel to its business. The initial purchase price for the purchased assets was approximately $6.1 million, with additional earn-out payments possible based on the achievement of commission revenue targets attributable to such new call center distribution channel. In addition to the purchase price, Insphere recorded a liability for unearned revenue in the amount of $1.0 million and intangible assets in the amount of $6.2 million and goodwill of $819,000. The intangible assets may increase in the future as the Company refines its estimate for the acquisition date fair value of the contingent consideration of the additional earn-out payments discussed above. The Company anticipates completing this in the first quarter ending March 31, 2013.

Year Ended December 31, 2011 versus December 31, 2010

For the years ended December 31, 2011 and 2010, the Company earned commission revenue of approximately $71.6 and $44.6 million, respectively. For 2011 and 2010, respectively, approximately 91% and 93% of commission revenue from non-affiliates was generated from four carriers.

Insphere did not begin writing business until the fourth quarter of 2009 and as a result the revenue for the 2011 is significantly greater than the comparable period in 2010. Partially offsetting Insphere’s revenue growth from sales in 2011 is the impact of certain elements of Health Care Reform. Beginning in 2011, in response to Health Care Reform, both the Company’s insurance subsidiaries and certain third-party carriers decreased the level of commissions paid to Insphere. Commission revenue for 2010 also reflects certain one-time payments from third-party carriers for achieving certain production thresholds and consideration for contract renegotiation fees. The results for 2011 do not reflect similar amounts of these one-time payments.

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

During the second and third quarters of 2010 the Company made the decision to wind down its broker-dealer operations, Insphere Securities, Inc., and to consolidate some of its agent sales offices, as a result of which it closed various leased facilities. During 2010, Insphere recorded lease impairment charges in the amount of $1.3 million and other wind down costs of $1.7 million. The wind-down charges incurred by Insphere Securities, Inc. related to employee termination costs, write-down of fixed assets and intangible assets and operations termination costs. These charges are reflected in “Other expenses” in the table above.

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

Set forth below is a summary of the components of operating income (loss) at Corporate for each of the three most recent fiscal years:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating income (loss):
Investment income	$8,940	$9,317	$15,358
Net investment gains and (losses) recognized in earnings	(163)	8,942	5,050
Interest expense on corporate debt	(12,623)	(22,080)	(30,081)
Student loan operations	(252)	(174)	(324)
Variable stock-based compensation (expense) benefit	(606)	(619)	1,682
General corporate expenses and other	(26,004)	(26,637)	(68,117)

Operating loss	$(30,708)	$(31,251)	$(76,432)

Year Ended December 31, 2012 versus December 31, 2011

The changes for the period are primarily due to the following items related to our investments and debt:

•

The $377,000 decrease in investment income for the year ended December 31, 2012 compared to the prior year is due to the sale of invested assets (primarily short-term investments) throughout 2011 to generate cash for paying the Company’s term loan in full in February 2012. As a result, our average amount of investment income generating assets was lower in 2012 compared to 2011.

•

During 2011, the Company sold various fixed maturities to increase liquidity to repay the Company’s term loan due in the first quarter of 2012. As a result of the sales the Company realized significant gains on many of the investments sold in 2011.

•

Interest expense on corporate debt decreased as a result of the repayment of the Company’s term loan in February 2012. Additionally, the Company had an interest rate swap agreement that expired on April 11, 2011 which caused the Company to pay a fixed rate higher than the current variable rate incurred on the debt during the first quarter of 2011.

•	General corporate expenses remained comparable in 2012 as compared to 2011.

Year Ended December 31, 2011 versus December 31, 2010

Corporate continues to report operating losses primarily as a result of the decreased earnings on its investment portfolio, which earnings do not exceed the debt service costs and other general corporate expenses. The changes for the period are primarily due to the following items:

•

Investment income decreased by $6.0 million due to a decrease in the amount of assets invested in higher yielding fixed maturities. As fixed maturities in the bond portfolio are sold or mature, the Company reinvested these in short-term investments in preparation to repay its $362.5 million term loan.

•

Realized gains, net increased by $3.1 million over prior year. The increase in realized gains during 2011 is the result of the sale of various fixed maturities to increase liquidity to repay the Company’s term loan which matured in 2012. The Company repaid this debt in full on February 29, 2012.

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

•

For the benefit of our independent agents and certain designated employees, we maintain a stock-based compensation plan – the HealthMarkets, Inc. InVest Stock Ownership Plan (the “ISOP”). In connection with this plan, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of our common stock. Variable stock-based compensation expense increased by $2.3 million primarily as a result of the increase in share price during 2011.

•

General corporate expenses and other decreased by $41.5 million from the prior year. The 2010 results include approximately $37.4 million of additional salary expense and stock compensation compared to the 2011. These charges are primarily related to reductions in the Company’s work force and the previously announced changes to the Company’s executive management team during 2010.

Disposed Operations

Disposed Operations primarily includes the remaining run out of residual operations from dispositions of businesses prior to 2010. During the years ended December 31, 2012, 2011 and 2010, the operating income from Disposed Operations was $812,000, $1.7 million and $3.0 million, respectively.

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

Consolidated Cash Flows

Historically, our primary source of cash on a consolidated basis has been premium revenue from policies issued. The primary uses of cash on a consolidated basis have been for the payment for policy benefits, claims and commissions under those policies, as well as operating expenses, primarily employee compensation and benefits.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(6,934)	$13,826	$58,706
Non-cash charges	41,169	33,932	67,688
Other operating activities	(75,278)	(25,448)	(159,877)

Net cash provided by (used in) operating activities	(41,043)	22,310	(33,483)
Investing activities	418,956	(539)	171,220
Financing activities	(379,763)	(17,346)	(142,269)

Net change in cash and cash equivalents	(1,850)	4,425	(4,532)
Cash and cash equivalents at beginning of period	17,299	12,874	17,406

Cash and cash equivalents at end of period	$15,449	$17,299	$12,874

Operating Activities

Cash flows provided by/used in operating activities are principally net income/loss, net of depreciation and amortization and other non-cash expenses. In 2012, the Company’s operating activities used cash flows primarily as a result of a net loss, the declining block of health insurance business, and establishing a current tax recoverable. Additionally, the increase in “Other operating activities” in 2012 primarily reflects the payment of $26.0 million of the 2011 MLR rebates. In 2011, we generated cash flows from earnings as well as the recognition of some sales production bonuses earned in 2010 and received in 2011. For 2010, the Company’s operating activities used cash flows primarily as a result of the declining block of health insurance business in addition to the costs incurred with the development of Insphere.

Investing Activities

Cash flows from investing activities primarily consist of net investment purchases or sales and net purchases of property and equipment, including capitalized software. Investing activities for 2012 consisted primarily of the redemption of short-term securities for the purposes of paying off the Company’s term loan of $362.5 million. Investing activities for 2010 includes the redemption of invested assets used to pay a dividend in the amount of $118.5 million to shareholders during the year.

Financing Activities

Cash flows used in financing activities primarily consist of repayment of long term debt, repurchases of treasury stock, repayment of the student loan credit facility and dividends to shareholders. In 2012, cash flows provided by investing activities consist primarily of proceeds from the sale and maturity of invested assets for use in the repayment of the Company’s term loan of $362.5 million. Cash flows provided by financing activities also consist of proceeds from shares issued to the ISOP. In 2010, cash flows used in financing activities were primarily related to dividend payments to shareholders of $118.5 million.

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

Set forth in the table below is the aggregate cash and cash equivalents and short-term investments held at HealthMarkets, Inc. and HealthMarkets, LLC:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash, cash equivalents and short-term investments at:
HealthMarkets, Inc.	$73,302	$74,244	$67,171
HealthMarkets, LLC.	42,255	376,061	101,235

Total	$115,557	$450,305	$168,406

Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc. and HealthMarkets, LLC for each of the three most recent years:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash and cash equivalents and short-term investments on hand at beginning of year	$450,305	$168,406	$242,165
Sources of cash:
Dividends from domestic insurance subsidiaries	59,500	308,500	96,900
Dividends from non-insurance and offshore insurance subsidiaries	7,500	13,750	31,600
Proceeds from other financing activities	4,849	4,227	6,998
Net tax treaty payments from subsidiaries	21,433	29,009	50,292
Net investment activities	0	0	18,966

Total sources of cash	93,282	355,486	204,756

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Uses of cash:
Cash to operations	$(20,292)	$(20,147)	$(39,890)
Contributions/investment in subsidiaries	(5,000)	0	0
Interest on debt	(6,463)	(12,472)	(18,756)
Repayment of debt	(362,500)	0	0
Financing activities	(23,212)	(30,363)	(91,697)
Dividends paid to shareholders	0	0	(118,454)
Purchases of HealthMarkets common stock	(10,563)	(10,605)	(9,718)

Total uses of cash	(428,030)	(73,587)	(278,515)

Cash and cash equivalents on hand at end of year	$115,557	$450,305	$168,406

Sources of Cash and Liquidity

•

During 2012, 2011 and 2010, the holding company received an aggregate of $67.0 million, $322.3 million, and $128.5 million, respectively, in cash dividends from its subsidiaries. The amount in 2011 includes an extraordinary dividend in the amount of $159.4 million paid from the Company’s MEGA insurance subsidiary.

•

In 2012, 2011 and 2010, the holding company received $4.9 million, $4.2 million, and $7.0 million, respectively, in proceeds from other financing activities largely consisting of proceeds to acquire shares in the ISOP.

Uses of Cash and Liquidity

•

During 2012, 2011 and 2010, the holding company paid $10.6 million, $10.6 million and $9.7 million, respectively, to repurchase shares of its common stock from former officers and former and current participants of the ISOP.

•	In 2012 the Company paid in full the remaining principal on the term loan in an amount of $362.5 million.

•	In 2012, 2011 and 2010, the holding company paid $6.5 million, $12.5 million and $18.8 million, respectively in interest on outstanding debt.

•	During 2012, 2011 and 2010, the holding company used $23.2 million, $30.4 million and $91.7 million, respectively, in financing activities, primarily all of which was used to fund Insphere operations.

•	During 2012, the holding company made a $5.0 million capital contribution to its HealthMarkets Insurance Company subsidiary.

•	During 2010, the holding company paid a special cash dividend of $118.5 million.

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

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2012:

	Minimum	Actual
	(In millions)
Mega	$37.4	$93.3
Mid-West	$15.8	$57.4
Chesapeake	$12.0	$23.3

At December 31, 2012, the risk-based capital ratio of each of our insurance subsidiaries exceeded the ratio for which regulatory corrective action would be required.

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

Our domestic insurance companies paid dividends of $59.5 million, $308.5 million and $96.9 million, respectively, to HealthMarkets, LLC in 2012, 2011 and 2010, respectively. The dividend amount for 2012 includes $30.0 million of extraordinary dividends paid from the Company’s Mid-West insurance subsidiary. The dividend amount for 2011 includes $159.4 million of extraordinary dividends paid from the Company’s MEGA insurance subsidiary.

During 2013, the Company’s domestic insurance companies are eligible to pay additional aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $43.0 million without prior approval by statutory authorities. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries. This is consistent with our practice of maintaining risk-based capital ratios at each of our domestic insurance subsidiaries in excess of minimum requirements.

Contractual Obligations and Off Balance Sheet Arrangements

The following table sets forth additional information with respect to our outstanding debt:

		December 31,
	Maturity Date	2012	2011
	(In thousands)
2006 credit agreement:
Term loan	2012	$0	$362,500

Grapevine Note	2021	72,350	72,350

Trust preferred securities:
UICI Capital Trust I	2034	15,470	15,470
HealthMarkets Capital Trust I	2036	51,550	51,550
HealthMarkets Capital Trust II	2036	51,550	51,550

Total		$190,920	$553,420
Student Loan Credit Facility	various	52,450	60,050

Total		$243,370	$613,470

In April 2006, we borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. The Company made principal payments on the term loan and, at December 31, 2011, $362.5 million remained outstanding. On February 29, 2012, the Company paid in full the remaining principal and interest on the term loan in an amount of $363.3 million.

Grapevine Finance LLC issued $72.4 million of senior secured notes to an institutional purchaser which matures in July 2021. The net proceeds were distributed to HealthMarkets, LLC. The note bears interest at an annual rate of 6.712%. The interest is to be paid semi-annually on January 15th and July 15th.

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

At December 31, 2012, the Company had indebtedness outstanding under a secured student loan credit facility which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity. Indebtedness outstanding under the Student Loan Credit Facility is secured by student loans and accrued interest and by a pledge of cash, cash equivalents and other qualified investments.

Set forth below is a summary of our consolidated contractual obligations at December 31, 2012:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Corporate debt	$190,920	$0	$0	$0	$190,920
Student Loan Credit Facility	52,450	6,350	10,550	9,650	25,900
Future policy benefits(1)	462,099	25,351	48,922	43,790	344,036
Claim liabilities(1)	89,841	82,676	6,625	421	119
Student loan commitments(2)	29,443	1,877	5,607	6,628	15,331
Goldman Sachs Real Estate Partners, L.P.	1,617	0	1,617	0	0
Blackstone Strategic Alliance Fund L.P.	407	407	0	0	0
Operating lease obligations	11,208	4,478	5,059	1,640	31

Total	$837,985	$121,139	$78,380	$62,129	$576,337

(1)	In connection with various reinsurance agreements, the Company entered into coinsurance arrangements pursuant to which the reinsurers agreed to assume liability for $340.6 million of future policy benefits and $23.7 million of claim liabilities associated with such businesses.

(2)	The Company has outstanding commitments to fund student loans through 2026 for an aggregate amount of $29.4 million. However, based upon utilization rates and policy lapse rates, the estimated commitment is $389,000. In 2010, the Company’s arrangement with a third-party bank previously originating these loans terminated. To date, the Company does not have an arrangement with a new lender and as a result, additional student loan funding is not available at this time.

Critical Accounting Policies and Estimates

Our discussion and analysis of the consolidated financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to health and life insurance claims, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. We base our estimates on historical experience, as well as various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value Measurements

We account for our investments and certain other assets and liabilities recorded at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which requires us to categorize such assets and liabilities into a three-level hierarchy. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment resulting from volatile market conditions, as the ability to value assets can be significantly impacted by a decrease in market activity. We evaluate the various types of securities in our investment portfolio to determine the appropriate level in the fair value hierarchy based upon trading activity and the observability of market inputs. We employ control processes to validate the reasonableness of the fair value estimates of our assets and liabilities, including those estimates based on prices and quotes obtained from independent third party sources. Our procedures generally include, but are not limited to, initial and ongoing evaluation of methodologies used by independent third parties and monthly analytical reviews of the prices against current pricing trends and statistics.

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

Investments

We have classified our investments in securities with fixed maturities as “available for sale”. Fixed maturities and equity securities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity.

Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, we assess whether the amortized cost basis will be recovered by comparing the present value of cash flows expected to be collected with the amortized cost basis of the investment. When the determination is made that an other-than-temporary impairment (“OTTI”) exists but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of its remaining amortized cost basis, we determine the amount of the impairment related to a credit loss and the amount related to other factors. OTTI losses attributed to a credit loss are recorded in “Net impairment losses recognized in earnings” on the statement of operations. OTTI losses attributed to other factors are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on our net income (loss) but does affect comprehensive income (loss).

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

Premium Revenue and Certain Related Benefits and Expenses

Health Premiums

Health insurance policies issued by the Company are considered long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for most health policies issued within prescribed guidelines and with the approval of state insurance regulatory authorities. Insurance premiums for health policies are recognized as earned over the premium payment periods of the policies. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs.

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

Commission Revenues

Insphere and its agents distribute insurance products underwritten by the Company’s insurance subsidiaries, as well as third-party insurance products underwritten by non-affiliated insurance companies. The Company earns commissions for third-party insurance products sold by Insphere agents. The majority of our commission revenue is derived from insurance policies and association memberships that are billed monthly. The Company also receives commission revenue based on quarterly, semi-annual, and annual billing modes. For all billing modes, the commission revenue is recognized as earned on a monthly basis beginning with the effective date of the insurance policy and continues as long as the policy continues to pay premium. For single premium annuity commission revenue, and other commissions that are received on a one-time basis, commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. Subsequent commission adjustments are recognized upon our receipt of notification concerning matters necessitating such adjustments from the insurance companies. Production bonuses, volume overrides and contingent commissions are recognized when determinable, either (i) when such commissions are received from insurance companies, (ii) when we receive formal notification of the amount of such payments or (iii) when the amounts of such payments can be reasonably estimated.

Acquisition Costs

Deferred Acquisition Costs (“DAC”)

We incur various costs in connection with the origination and initial issuance of health insurance policies, including underwriting and policy issuance costs and distribution costs (i.e., sales commissions paid to agents). We defer these costs and amortize the deferred expense over the expected premium paying period of the policy, which approximates five years. Additionally, certain underwriting and policy issuance costs, which we determined to be more variable than fixed in nature are capitalized and amortized over the expected premium paying period of the policy. We also defer commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned.

The calculation of DAC requires us to use estimates based on actuarial valuation techniques. We review our actuarial assumptions and deferrable acquisition costs each year and, when necessary, we revise such assumptions to more closely reflect recent experience. For policies in-force, we evaluate DAC to determine whether such costs are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the opening balance of the following items as of January 1, 2010: (i) reduced Deferred acquisition costs by $21.0 million, (ii) reduced Retained earnings by $13.6 million, and (iii) reduced Deferred federal income taxes by $7.3 million.

(b)	Adjusted the ending balance of the following items as of December 31, 2011: (i) reduced Deferred acquisition costs by $3.1 million, (ii) reduced Retained earnings by $2.0 million, and (iii) reduced Deferred Federal income taxes by $1.1 million.

(c)	Restated the Consolidated Statements of Income for the year ended December 31, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $4.7 million, (ii) an increase to Federal income tax expense in the amount of $1.7 million, (iii) an increase in Income from continuing operations and Net income in the amount of $3.1 million, and (iv) an increase in diluted earnings per share in the amount of $0.10.

(d)	Restated the Consolidated Statements of Income for the year ended December 31, 2010 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $13.1 million, (ii) an increase to Federal income tax expense in the amount of $4.6 million, (iii) an increase in Income from continuing operations and Net income in the amount of $8.5 million, and (iv) an increase in diluted earnings per share in the amount of $0.28.

Goodwill and Other Identifiable Intangible Asset

We account for goodwill and other intangibles in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), which requires that goodwill and other intangible assets be tested for impairment at least annually or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Consistent with prior years, we use assumptions and estimates in our valuation, and actual results could differ from those estimates. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Management makes assumptions regarding the useful lives assigned to intangible assets. We currently amortize intangible assets with estimable useful lives over a period ranging from five to twenty-five years; however, management may revise amortization periods if they believe there has been a change in the length of time that an intangible asset will continue to have value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating amortization for these assets.

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

Prior to 2011, the majority of health insurance products offered through the Commercial Health Division established the claims liabilities using the modified incurred date technique. Under the modified incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service. See Change in Accounting Principle on Claim Liabilities below for discussion on the change in methodology from the modified incurred date to service date.

Beginning in 2008, the Commercial Health Division began using the date of service techniques opposed to the modified incurred date technique to establish the claims liabilities for new contracts introduced or updated in or after 2008.

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

We believe that the recorded claim liabilities are reasonable and adequate to satisfy the ultimate claims liability. We use our own experience as appropriate and rely on industry loss experience as necessary in areas where our data is limited. Our estimate of claim liabilities represents management’s best estimate of the liability for each period presented.

The completion factors and loss ratio estimates in the most recent incurred months are the most significant factors affecting the estimate of the claim liability. The Company believes that the greatest potential for variability from estimated results is likely to occur at the Commercial Health Division.

The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2012 unpaid claim liability for the Commercial Health Division. The scenarios selected are reasonable based on the Company’s past experience, however future results may differ.

Completion Factor(a)			Loss Ratio Estimate(b)
Increase (Decrease) in Factor	Increase (Decrease) in Estimated Claim Liability	Increase (Decrease) in Ratio	Increase (Decrease) in Estimated Claim Liability
	(In thousands)		(In thousands)
6%	$(3,794)	6%	$3,912
4%	(2,530)	4%	2,608
2%	(1,265)	2%	1,304
-2%	1,266	-2%	-1,304
-4%	2,533	-4%	-2,608
-6%	3,800	-6%	-3,912

(a)	Impact due to change in completion factors for incurred months prior to the most recent three months.

(b)	Impact due to change in estimated loss ratio for the most recent three months.

Changes in Commercial Health Claim Liability Estimates

The Commercial Health Division reported favorable experience development during the reporting periods on claims incurred in prior years in the reported values of subsequent years (see Note 8 of Notes to Consolidated Financial Statements for discussion of claims liability development experience). A significant portion of the favorable experience development in 2011 was attributable to the recognition that the claims payment patterns used in establishing the completion factors were no longer reflective of the expected future claims payment patterns underlying the claim liability. As a result, in 2011, we refined the estimates and assumptions used in calculating the claims liabilities estimate to accommodate the changing patterns as they emerged.

The Company continues to update its completion factors to reflect more recent patterns of claim payments. Throughout 2010, we saw an ongoing decrease in the time period from incurral to payment of a claim, resulting in higher completion factors and lower reserves. In response to these trends, we used more recent experience to develop the completion factors, resulting in a decrease in claim liabilities of $30.6 million recognized during the three months ended September 30, 2010. During 2011, the Company again updated its completion factors to reflect the more recent patterns of claim payments, resulting in a decrease in the claim liabilities of $7.8 million in the three months ended September 30, 2011. We will continue to evaluate and update completion factors on an ongoing basis, as appropriate, and will evaluate the impact, if any, that Health Care Reform Legislation may have on the completion factors.

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

During 2010, we adjusted the estimated claim liability established in the fourth quarter of 2009 related to a review of claims processing for state mandated benefits based upon actual results from reprocessing approximately 81% of these claims. As a result of this refinement, during 2010, we recognized a decrease in the claims liabilities of $19.6 million.

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

As previously disclosed, in March 2010, Health Care Reform Legislation was signed into law. The Health Care Reform Legislation requires, beginning in 2011, a mandated minimum loss ratio (“MLR”) of 80% for the individual and small group markets. If MLR is below the mandated minimum, the Health Care Reform Legislation generally requires that the insurer return the amount of premium that is in excess of the required MLR to the policyholder in the form of rebates. The MLR is calculated for each of our insurance subsidiaries on a state-by-state basis in each state where the Company has issued health benefit plan business. Department of Health and Human Services (“HHS”) rules indicate that the MLR calculation shall utilize data on incurred claims for the calendar year, paid through March of the following year.

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

The sensitivity analysis model decreases the gain in fair value of market sensitive instruments by $7.7 million based on a 100 basis point increase in interest rates as of December 31, 2012. This decreased value only reflects the impact of an interest rate increase on the fair value of our financial instruments.

At December 31, 2012, the Company had $118.6 million of debt exposed to the fluctuation of the three-month London Inter-bank Offer Rate (LIBOR) and is comprised of the UICI Capital Trust I note and the HealthMarkets Capital Trust I and II notes. The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), our interest expense would change by approximately $1.2 million.

Our Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management information from our in-house investment management team. The internal investment management team directly manages the investment assets.

Investments are selected based upon the parameters established in the Company’s investment policies. Emphasis is given to the selection of high quality, liquid securities that provide current investment returns. Maturities or liquidity characteristics of the securities are managed by structuring the duration of the investment portfolio to be consistent with the duration of the policy liabilities. Consistent with regulatory requirements and internal guidelines, we invest in a range of assets, but limit our investments in certain classes of assets, and limit our exposure to certain industries and to single issuers.

Fixed maturity securities represented 57.3% and 40.6% of our total investments at December 31, 2012 and 2011, respectively. At December 31, 2012, fixed maturity securities consisted of the following:

	December 31, 2012
	Carrying Value	% of Total Carrying Value
	(Dollars in thousands)
U.S. and U.S. Government agencies	$21,060	5.8%
Corporate bonds and municipals	218,450	59.8%
Mortgage-backed securities issued by U.S. Government agencies and authorities	28,569	7.8%
Other mortgage and asset backed securities	1,372	0.4%
Other	95,643	26.2%

Total fixed maturity securities	$365,094	100.0%

Corporate bonds, included in the fixed maturity portfolio, consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds held by its insurance company subsidiaries to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2012, the largest concentration in any one investment grade corporate bond held by an insurance company subsidiary was $107.4 million ($94.8 million face value), which represented 16.9% of total invested assets. This security was received as payment on the sale of our Student Insurance Division. To limit its credit risk, we have taken out $75 million of credit default insurance on this bond, reducing our default exposure to $32.4 million, or 5.1% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $3.0 million, which represented less than 1% of total invested assets. The largest concentration to any one industry by our insurance carriers was less than 1% of total invested assets. Additionally, due primarily to long standing conservative investment guidelines, we have no direct exposure to subprime investments.

Included in the fixed maturity portfolio are mortgage-backed securities, including collateralized mortgage obligations, mortgage-backed pass-through certificates and commercial mortgage-backed securities. To limit our credit risk, we invest in mortgage-backed securities that are rated investment grade by the public rating agencies. Our mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, such as planned amortization classes and sequential classes. We seek to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. We have less than 0.2% of our investment portfolio invested in the more volatile tranches.

A quality distribution for fixed maturity securities at December 31, 2012 is set forth below:

	December 31, 2012
Rating	Carrying Value	% of Total Carrying Value
	(Dollars in thousands)
U.S. Government and AAA	$66,162	18.1%
AA	25,782	7.1%
A	155,922	42.7%
BBB	114,254	31.3%
Less than BBB	2,974	0.8%

	$365,094	100.0%

We regularly monitor our investment portfolio to attempt to minimize our concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of our aggregate investment portfolio at December 31, 2012 and 2011, excluding investments in U.S. Government securities:

	December 31,
	2012		2011
	Carrying Amount	% of Total Carrying Value	Carrying Amount	% of Total Carrying Value
	(Dollars in thousands)
Issuer — Fixed Maturities:
UnitedHealth Group(1)	$107,366	16.9%	$105,565	10.0%
Cigna Corporation(2)	95,643	15.0%	89,371	8.5%
Issuer — Short-term investments (3):
Fidelity Institutional Government Fund	133,791	21.0%	478,841	45.4%
Invesco STIT Government Fund	64,629	10.2%	89,215	8.5%
First American Treasury Obligations Fund	0	0%	37,797	3.6%

(1)	Represents $107.4 million ($94.8 million face value) security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006. To reduce our credit risk, we have taken out $75.0 million of credit default insurance on this security.

(2)	Represents $78.4 million face value security received from the purchaser as consideration upon sale of our former Star HRG Division in July 2006. This security is held in a bankruptcy remote entity with the Company’s exposure limited to its residual investment of approximately $7.2 million at December 31, 2012.

(3)	Funds are diversified institutional money markets that invest solely in United States dollar denominated securities.

Inflation Risk

Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under basic hospital medical insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under catastrophic hospital expense plans and preferred provider contracts, covered expenses are generally limited only by a maximum lifetime benefit and a maximum lifetime benefit per accident or sickness. Therefore, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense and preferred provider plans as compared to claims under basic hospital medical coverage. As a result, trends in healthcare costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice, and subject to regulatory approval in some cases.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

See the Company’s Information Statement to be filed in connection with the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

See the Company’s Information Statement to be filed in connection with the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note 15 of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2013 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

Date: March 15, 2013

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH J. FASOLA* Kenneth J. Fasola	Chief Executive Officer, President and Director	March 15, 2013

/s/ R. SCOTT DONOVAN R. Scott Donovan	Executive Vice President and Chief Financial Officer	March 15, 2013

/s/ CONNIE PALACIOS* Connie Palacios	Senior Vice President, Controller and Principal Accounting Officer	March 15, 2013

/s/ PHILLIP J. HILDEBRAND* Phillip J. Hildebrand	Chairman of the Board	March 15, 2013

/s/ CHINH E. CHU* Chinh E. Chu	Director	March 15, 2013

/s/ JASON K. GIORDANO* Jason K. Giordano	Director	March 15, 2013

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	March 15, 2013

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 15, 2013

/s/ STEVEN J. SHULMAN* Steven J. Shulman	Director	March 15, 2013

/s/ R. NEAL POMROY* R. Neal Pomroy	Director	March 15, 2013

*By:	/s/ R. SCOTT DONOVAN R. Scott Donovan (Attorney-in-fact)	Attorney-in-fact	March 15, 2013

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FOR THE YEAR ENDED DECEMBER 31, 2012

HEALTHMARKETS, INC.

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

HealthMarkets, Inc.:

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 2 to the consolidated financial statements, effective January 1, 2011 the Company changed its method of accounting for claim liabilities from the modified incurred date reserving method to the service date reserving method. Also as described in note 2 to the consolidated financial statements, effective January 1, 2012 the Company adopted ASU 2010-26, Financial Services Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

KPMG LLP

Dallas, Texas

March 15, 2013

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2012 — $325,436; 2011 — $394,948)	$365,094	$428,199
Short-term and other investments	271,597	626,415

Total investments	636,691	1,054,614
Cash and cash equivalents	15,449	17,299
Student loan receivables	41,891	50,733
Restricted cash	15,488	14,447
Investment income due and accrued	4,586	4,007
Reinsurance recoverable — ceded policy liabilities	370,312	363,139
Agent and other receivables	21,801	21,416
Deferred acquisition costs	13,454	14,639
Property and equipment, net	33,546	37,466
Goodwill and other intangible assets	83,514	80,255
Recoverable federal income taxes	6,526	0
Other assets	14,859	13,478
Assets held for sale	0	2,100

	$1,258,117	$1,673,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$462,099	$473,163
Claims	89,841	94,743
Unearned premiums	22,990	27,523
Other policy liabilities	15,458	34,167
Accounts payable and accrued expenses	23,234	30,852
Other liabilities	57,111	57,107
Current income taxes payable	0	410
Deferred income taxes payable	73,153	68,881
Debt	190,920	553,420
Student loan credit facility	52,450	60,050
Net liabilities of discontinued operations	934	1,486

	988,190	1,401,802
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	0	0
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 28,096,278 issued and 27,836,809 outstanding at December 31, 2012 and 90,000,000 shares, 28,156,278 issued and 27,851,301 outstanding at December 31, 2011. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,753,465 outstanding at December 31, 2012 and 20,000,000 shares, 4,026,104 issued and 2,776,985 outstanding at December 31, 2011;	321	322
Additional paid-in capital	50,616	50,535
Accumulated other comprehensive income	26,373	21,838
Retained earnings	207,919	214,853
Treasury stock, at cost (259,469 Class A-1 common shares and 1,272,639 Class A-2 common shares at December 31, 2012; 304,977 Class A-1 common shares and 1,249,119 Class A-2 common shares at December 31, 2011)	(15,302)	(15,757)

	269,927	271,791

	$1,258,117	$1,673,593

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUE
Health premiums	$457,216	$543,092	$735,538
Life premiums and other considerations	1,525	1,565	1,913

	458,741	544,657	737,451
Investment income	23,852	28,028	42,246
Commissions and other income	85,883	83,570	76,906
Net impairment losses recognized in earnings	0	0	(765)
Realized gains (losses), net	(199)	8,942	5,815

	568,277	665,197	861,653
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	322,635	359,424	366,644
Underwriting, acquisition and insurance expenses (includes amounts paid to related parties of $2,175, $512 and $517 in 2012, 2011 and 2010, respectively)	70,982	96,703	160,740
Other expenses, (includes amounts paid to related parties of $16,182, $15,343 and $21,412 in 2012, 2011 and 2010, respectively)	168,673	163,540	209,070
Interest expense	12,638	22,082	30,082

	574,928	641,749	766,536

Income (loss) from continuing operations before income taxes	(6,651)	23,448	95,117
Federal income tax expense	604	9,701	36,477

Income (loss) from continuing operations	(7,255)	13,747	58,640
Income from discontinued operations, (net of income tax expense of $172, $43 and $36 in 2012, 2011 and 2010, respectively)	321	79	66

Net income (loss)	$(6,934)	$13,826	$58,706

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.24)	$0.45	$1.97
Income from discontinued operations	0.01	0.00	0.00

Net income (loss) per share, basic	$(0.23)	$0.45	$1.97

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.24)	$0.44	$1.91
Income from discontinued operations	0.01	0.00	0.00

Net income (loss) per share, diluted	$(0.23)	$0.44	$1.91

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(6,934)	$13,826	$58,706
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	6,745	7,494	28,126
Reclassification for investment (gains) losses included in net income (loss)	(422)	(9,053)	(5,815)
Change in Other-than-temporary impairment losses recognized in OCI	654	0	0

Effect on other comprehensive income (loss) from investment securities	6,977	(1,559)	22,311

Unrealized losses on derivatives used in cash flow hedging during the period	0	(3)	(704)
Reclassification adjustments included in net income (loss)	0	1,343	6,454

Effect on other comprehensive income from hedging activities	0	1,340	5,750

Other comprehensive income (loss), before tax	6,977	(219)	28,061
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,442	(76)	9,819

Other comprehensive income (loss), net of tax	4,535	(143)	18,242

Comprehensive income (loss)	$(2,399)	$13,683	$76,948

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	(In thousands)
Balance at December 31, 2009	$316	$42,342	$3,739	$246,427	$(30,625)	$262,199

Net income	0	0	0	58,706	0	58,706
Other comprehensive income	0	0	18,242	0	0	18,242
Cumulative effect of accounting change (1)	0	0	0	(12,415)	0	(12,415)
Dividends	0	0	0	(119,514)	0	(119,514)
Issuance of common stock	2	(3,620)	0	0	10,662	7,044
Vesting of Agent Plan credits	0	(1,548)	0	0	8,457	6,909
Issuance of restricted shares	5	(968)	0	0	963	0
Stock-based compensation	0	19,689	0	0	0	19,689
Stock-based compensation tax expense	0	(1,123)	0	0	0	(1,123)
Purchase of treasury stock		0	0	0	(9,718)	(9,718)

Balance at December 31, 2010	$323	$54,772	$21,981	$173,204	$(20,261)	$230,019

Net income	0	0	0	13,826	0	13,826
Other comprehensive loss	0	0	(143)	0	0	(143)
Cumulative effect of accounting change (2)	0	0	0	27,823	0	27,823
Issuance of common stock	0	(3,136)	0	0	7,430	4,294
Vesting of Agent Plan credits	2	(4,087)	0	0	7,671	3,586
Issuance of restricted shares	(3)	3	0	0	0	0
Stock-based compensation	0	3,776	0	0	0	3,776
Stock-based compensation tax expense	0	(793)	0	0	0	(793)
Purchase of treasury stock	0	0	0	0	(10,597)	(10,597)

Balance at December 31, 2011	$322	$50,535	$21,838	$214,853	$(15,757)	$271,791

Net loss	0	0	0	(6,934)	0	(6,934)
Other comprehensive income	0	0	4,535	0	0	4,535
Issuance of common stock	0	799	0	0	4,146	4,945
Vesting of Agent Plan credits	0	(2,282)	0	0	5,503	3,221
Exercise stock options	0	(283)	0	0	204	(79)
Issuance of restricted shares	(1)	(1,164)	0	0	1,165	0
Stock-based compensation	0	3,011	0	0	0	3,011
Purchase of treasury stock	0	0	0	0	(10,563)	(10,563)

Balance at December 31, 2012	$321	$50,616	$26,373	$207,919	$(15,302)	$269,927

(1)	The adjustments represent the inclusion of Grapevine Finance, LLC into the consolidated results upon adoption of ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and increased equity in an amount of $1.2 million. Additionally, the Company applied the provisions of ASU 2010-26 retroactively to January 1, 2010 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. The impact decreased equity by $13.6 million.
(2)	The adjustment represents the cumulative effect of a change in accounting principle in the methodology used to calculate the Company’s policy liabilities. See Note 2-Change in Accounting Principle on Claim Liabilities for discussion on the change in methodology from the modified incurred date to service date.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income (loss)	$(6,934)	$13,826	$58,706
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Income from discontinued operations	(320)	(79)	(66)
Realized (gains) losses, net	199	(8,942)	(5,050)
Change in deferred income taxes	1,830	(2,157)	1,668
Depreciation and amortization	13,735	17,203	23,219
Amortization of prepaid monitoring fees	12,500	12,500	15,000
Equity based compensation expense	8,675	7,787	18,180
Other items, net	4,550	7,620	14,737
Changes in assets and liabilities:
Investment income due and accrued	(1,569)	1,717	1,720
Reinsurance recoverable — ceded policy liabilities	(7,173)	104	(1,938)
Other receivables	(1,772)	10,269	(4,396)
Deferred acquisition costs	1,185	10,189	18,560
Prepaid monitoring fees	(12,500)	(12,500)	(15,000)
Change in current income tax payable	(6,936)	3,853	14,436
Policy liabilities	(37,848)	(31,181)	(147,017)
Other liabilities, accounts payable and accrued expenses	(8,434)	(7,890)	(26,130)

Cash provided by (used in) continuing operations	(40,812)	22,319	(33,371)
Cash used in discontinued operations	(231)	(9)	(112)

Net cash provided by (used in) operating activities	(41,043)	22,310	(33,483)

Investing Activities
Securities available for sale
Purchases	(17,608)	(8,632)	(38,078)
Sales	6,878	161,997	138,777
Maturities, calls and redemptions	79,659	104,237	83,318
Student loan receivables	7,521	8,084	8,640
Short-term and other investments, net	352,963	(254,004)	(1,033)
Purchases of property and equipment	(5,165)	(7,156)	(9,542)
Net cash (out flow) proceeds from acquisition and disposition of subsidiaries	2,100	0	(45)
Acquisition of business	(6,065)	0	0
Change in restricted cash	(1,041)	(1,277)	(1,337)
Increase in agent receivables	(286)	(3,788)	(9,480)

Net cash provided by (used in) investing activities	418,956	(539)	171,220

Financing Activities
Repayment of student loan credit facility	(7,600)	(8,600)	(8,700)
Repayment of term loan	(362,500)	0	0
Change in cash overdraft.	(2,607)	(159)	(6,804)
Decrease in investment products	(1,360)	(1,414)	(4,514)
Excess tax benefits from equity-based compensation	0	(793)	(1,123)
Proceeds from shares issued to agent plans and other	4,945	4,294	7,044
Purchases of treasury stock	(10,563)	(10,597)	(9,718)
Dividends paid to shareholders	0	0	(118,454)
Other financing activity	(78)	(77)	0

Net cash used in financing activities	(379,763)	(17,346)	(142,269)

Net change in cash and cash equivalents	(1,850)	4,425	(4,532)
Cash and cash equivalents at beginning of period	17,299	12,874	17,406

Cash and cash equivalents at end of period in continuing operations	$15,449	$17,299	$12,874

Supplemental disclosures of cash flow information:
Interest paid (exclusive of the student loan credit facility)	$12,943	$18,511	$27,594

Interest paid under the student loan credit facility	$0	$0	$0

Federal income taxes paid, net of refunds	$5,881	$8,841	$21,532

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

A group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners (the “Private Equity Investors”) in the aggregate own approximately 87.0% of the Company’s outstanding shares. See Note 15 of Notes to Consolidated Financial Statements.

Business Segments

The Company operates four business segments: Commercial Health Division, Insphere, Corporate and Disposed Operations. Through the Company’s Commercial Health Division the Company underwrites and administers a broad range of health and life insurance and supplemental products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loan business, general expenses relating to corporate operations and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of residual operations from the disposition of other businesses prior to 2010. (See Note 19 of Notes to Consolidated Financial Statements for financial information regarding our segments).

Nature of Operations

Through the Company’s Commercial Health Division, HealthMarkets’ insurance company subsidiaries administer and issue primarily health insurance policies covering individuals, families, the self-employed and small businesses. HealthMarkets’ plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organizations (“PPO”) features, catastrophic hospital expense plans, as well as other supplemental types of coverage. Historically, the Company marketed

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these products to the self-employed and individual markets through independent agents contracted with its insurance company subsidiaries. In the third quarter of 2010, the Company discontinued marketing its health benefit plans in all but a limited number of states. The Company will continue to focus its efforts on selling products underwritten by third-party carriers as well as marketing its own supplemental products.

In 2009, the Company formed Insphere, a Delaware corporation and a wholly owned subsidiary of HealthMarkets, LLC. Insphere serves as an authorized insurance agency in 50 states and the District of Columbia, specializing in the distribution to the small business and middle-income markets. Insphere distributes life, health, Medicare and long-term care insurance and supplemental products to these groups through a portfolio of products from nationally recognized insurance carriers. Insphere maintains marketing agreements for the distribution of these products with a variety of non-affiliated insurance carriers as well as the Company’s insurance subsidiaries. Insphere operates through independent insurance agents and is managed by licensed insurance agents employed by Insphere. As of December 31, 2012, Insphere had offices in 36 states with over 2,600 independent agents, of which approximately 1,800 agents on average write at least one health insurance application each month.

Concentrations

Insphere maintains marketing agreements for the distribution of health benefits plans with a number of non-affiliated insurance carriers as well as the Company’s insurance subsidiaries. The products offered by the third-party carriers and the Company’s insurance subsidiaries offer coverage and benefit variations that may fit one consumer better than another. In the markets where Insphere distributes these third-party carrier products, these products have, to a great extent, replaced the sale of the Company’s health benefit plans. During 2012, approximately 51% of the revenue recorded in Commissions and other income was generated through four third-party carriers with the top carrier generating approximately 22%.

During 2012, the Company’s insurance subsidiaries received approximately 56% of premium revenue from new and existing business from the following 10 states:

Percentage
California	13%
Maine	9%
Texas	7%
Washington	6%
Florida	5%
Illinois	5%
North Carolina	3%
Pennsylvania	3%
Georgia	3%
Colorado	2%

56%

BASIS OF PRESENTATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are:

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage-backed and asset-backed securities, collateralized debt obligations and municipal auction rate securities and bonds, which are classified as “available for sale” on the Company’s consolidated balance sheet and reported at fair value. Short-term investments primarily consist of highly liquid money market funds and are generally carried at cost, which approximates fair value. Other investments primarily consist of investments in equity investees which are accounted for under the equity method of accounting. In addition, Short-term and other investments contain one investment recorded at fair value.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Student Loan Receivables

Student loan receivables consist of student loans issued through the Company’s Student Loan business and are carried at their unpaid principal balances, less any applicable allowance for losses. See Note 5 of Notes to Consolidated Financial Statements.

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

Agent and other receivables

Agent and other receivables primarily consists of amounts due from agents for advanced commissions paid, reinsurance receivables from other insurance companies and membership fees and dues from membership associations that make available the Company’s health insurance products to their members. Receivables are stated net of an estimated allowance for doubtful accounts. Agent and other receivables consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Agent receivables	$17,190	$21,396
Reinsurance receivable	4,279	3,015
Due from associations	1,774	2,326
Other receivables	2,641	1,582
Allowance for losses	(4,083)	(6,903)

	$21,801	$21,416

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for potential losses that could result from defaults or write-downs on various assets, which are estimated, based on historical collections, as well as management’s judgment regarding the likelihood to collect such amounts. The allowance for losses consists of the following:

	December 31,
	2012	2011
	(In thousands)
Student loan receivables	$7,449	$5,991
Agent receivables	4,083	6,903

	$11,532	$12,894

Deferred Acquisition Costs (“DAC”)

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs and distribution costs (i.e., sales commissions paid to agents). The Company defers these costs and amortizes the deferred expense over the expected premium paying period of the policy, which approximates five years. Additionally, certain underwriting and policy issuance costs, which we determined to be more variable than fixed in nature are capitalized and amortized over the expected premium paying period of the policy. The Company also defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned.

The calculation of DAC requires the use of estimates based on actuarial valuation techniques. The Company reviews its actuarial assumptions and deferrable acquisition costs each year and, when necessary, revises such assumptions to more closely reflect recent experience. For policies in-force, the Company evaluates DAC to determine whether such costs are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

The Company applied the provisions of ASU 2010-26 beginning January 1, 2012 and determined that certain underwriting and customer lead generation expenses were no longer deferrable under the new guidance. Under the transition guidance provided by ASU 2010-26, the Company has chosen to apply the retrospective method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. See Recent Accounting Pronouncements below for additional information and the impact to the financial statements of this pronouncement.

Set forth below is an analysis of deferred costs of policies issued and the related deferral and amortization in each of the years then ended:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Deferred costs of policies issued:
Beginning of year	$14,639	$24,828	$43,388
Additions	7,504	6,243	12,984
Amortization	(8,689)	(16,432)	(31,544)

End of year	$13,454	$14,639	$24,828

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and depreciated on a straight-line basis over their estimated useful lives (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). At December 31, 2012 and 2011 property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Land and improvements	$2,119	$2,119
Buildings and leasehold improvements	30,451	31,202
Software	120,921	117,996
Furniture and equipment	18,034	44,371

	171,525	195,688
Less accumulated depreciation	137,979	158,222

Property and equipment, net	$33,546	$37,466

Depreciation expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Commercial Health Division	$4,018	$5,231	$9,066
Insphere	4,451	4,261	3,130
Corporate	616	1,836	2,298

Total depreciation expense from continuing operations	$9,085	$11,328	$14,494

In the second quarter of 2011, the Company classified as “Assets held for sale” on its consolidated balance sheet the value of one of its buildings and the adjoining land located on the campus of its home office in North Richland Hills, Texas. The value of the building and the land was reduced to the fair value based upon an acceptable offer the Company received from an unaffiliated third party. The offer was below the Company’s net book value and therefore the Company wrote-down the net book value of the building to fair value. The amount expensed in the second quarter as a result of the write-down of the building was approximately $544,000. In addition, the Company expensed approximately $111,000 during 2011 primarily related to broker commissions. The Company closed the sale during the first quarter of 2012.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additional contract reserves are calculated for our supplemental and health insurance products for which the present value of future benefits exceed the present value of future valuation net premiums. “Valuation net premiums” refers to a series of net premiums wherein each premium is set as a constant proportion of expected gross premium over the life of the covered individual. This occurs when the premium rates are developed such that they will not increase at the same rate benefits increase over the period insurance coverage is in-force. These liabilities are typically calculated as the present value of future benefits, less the present value of future net premiums, computed using the net level premium method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2011, all claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same as for a previous service. Prior to 2011, the majority of health insurance products offered through the Commercial Health Division establish the claims liabilities using the modified incurred date technique. Under the modified incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are generally recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. See Change in Accounting Principle on Claim Liabilities below for discussion on the change in methodology from the modified incurred date technique to service date technique.

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

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Legislation”) was signed into law. The Health Care Reform Legislation requires, beginning in 2011, a mandated minimum loss ratio (“MLR”) of 80% for the individual and small group markets. If MLR is below the mandated minimum, the Health Care Reform Legislation generally requires that the insurer return the amount of premium that is in excess of the required MLR to the policyholder in the form of rebates. The MLR is calculated for each of our insurance subsidiaries on a state-by-state basis in each state where the Company has issued health benefit plan business. Department of Health and Human Services (“HHS”) rules indicate that the MLR calculation shall utilize data on incurred claims for the calendar year, paid through March of the following year.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with the issuance, maintenance and administration of in-force insurance policies. Set forth below is additional information concerning underwriting, acquisition and insurance expenses for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Amortization of deferred policy acquisition costs	$8,689	$16,432	$31,544
Administrative expenses	44,245	43,810	68,724
Premium taxes	10,869	15,666	18,744
Commissions	6,326	19,527	41,187
Intangible asset amortization	247	649	2,223
Variable stock compensation expense (benefit)	606	619	(1,682)

	$70,982	$96,703	$160,740

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2012 and 2011, the Company had accrued and reported in “Other liabilities” on its consolidated balance sheets, $2.8 million and $3.6 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to ten years. The Company incurred guaranty fund and other health related assessments of $3.2 million, $4.1 million and

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.1 million in 2012, 2011 and 2010, respectively, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statements of operations.

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

The Company accounts for its non-employee stock compensation in accordance with FASB ASC Topic 505 Equity Subtopic 50 Equity-Based Payments to Non-Employees. Non-employee awards are initially expensed at grant date fair value. Compensation cost is re-measured at each financial reporting date, based on the current share price of the Company’s stock, until settlement of the award. The Company recognized compensation costs on a straight-line basis over the requisite service period for the entire award for plans effective after January 1, 2006. Compensation cost for plans effective before January 2006 is recognized over the required service period for each separately vesting portion of the award as if the award was multiple awards. See Note 13 of Notes to Consolidated Financial Statements ..

Other Expenses

Other expenses consist primarily of administrative expenses in our Corporate segment and agent compensation and administrative expenses in our Insphere segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 financial statement presentation. See Recent Accounting Pronouncements discussion below.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) ASU No. 2011-05 Presentation of Comprehensive Income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option.

In May 2011, the Financial Accounting Standards Board issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company’s fiscal year 2012. The adoption of the measurement guidance of ASU 2011-04 did not have a material impact on the Consolidated Financial Statements. The new disclosures have been included with the Company’s fair value disclosures in Note 3.

Effective January 1, 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 provides largely identical guidance about fair value measurement and disclosure requirements issued by International Financial Reporting Standards (“IFRS”). Issuing these standards completes a major project of the FASB and IFRS joint work effort to improve and converge IFRS and U.S. GAAP. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Other than the additional disclosure requirements (see Note 3), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. The retrospective method requires the Company to record the cumulative effect of applying a change in accounting principle to all prior periods presented. As a result of the change in accounting principle, the Company made the following adjustments:

(a)	Adjusted the opening balance of the following items as of January 1, 2010: (i) reduced Deferred acquisition costs by $21.0 million, (ii) reduced Retained earnings by $13.6 million, and (iii) reduced Deferred federal income taxes by $7.3 million.
(b)	Adjusted the ending balance of the following items as of December 31, 2011: (i) reduced Deferred acquisition costs by $3.1 million, (ii) reduced Retained earnings by $2.0 million, and (iii) reduced Deferred federal income taxes by $1.1 million.
(c)	Restated the Consolidated Statements of Income for the year ended December 31, 2011 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $4.7 million, (ii) an increase to Federal income tax expense in the amount of $1.7 million, (iii) an increase in Income from continuing operations and Net income in the amount of $3.1 million, and (iv) an increase in diluted earnings per share in the amount of $0.10.
(d)	Restated the Consolidated Statements of Income for the year ended December 31, 2010 by the following amounts: (i) a decrease to Underwriting acquisition and insurance expenses in the amount of $13.1 million, (ii) an increase to Federal income tax expense in the amount of $4.6 million, (iii) an increase in Income from continuing operations and Net income in the amount of $8.5 million, and (iv) an increase in diluted earnings per share in the amount of $0.28.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASC 820, the Company has categorized its available for sale securities into a three level fair value hierarchy based on the priority of inputs to the valuation techniques. The fair values of investments disclosed in Level 1 of the fair value hierarchy include money market funds and certain U.S. government securities, while the investments disclosed in Level 2 include the majority of the Company’s fixed income investments. In cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies the fair value estimates within Level 3 of the fair value hierarchy. The Company performs analysis, at least quarterly, on the prices received from independent third party pricing services to determine whether the prices are reasonable and observable estimates of fair value. Changes between levels are determined by this analysis or when there has been an event or a change in circumstances in a security. Transfers between levels, if any, are recorded at the beginning of the reporting period in which the analysis, event or change in circumstance occurs. During the 12 months ended December 31, 2012, there were no transfers between Levels 1, 2 or 3.

As of December 31, 2012, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $108.5 million of “Corporate debt and municipals” and $95.6 million of “Other bonds” classified as Level 2, and $38,000 of “Commercial-backed” investments classified as Level 3. The $108.5 million of “Corporate debt and municipals” investments classified as Level 2 includes $107.4 million of an investment grade corporate bond issued by UnitedHealth Group Inc. (“UnitedHealth Group”) that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. The $95.6 million of “Other bonds” is an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets. The $204.1 million of “Corporate debt and municipals” and “Other bonds” investments classified as level 2 have been valued using observable prices in active markets for similar assets or by using market inputs that are derived from or corroborated by observable market data.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$6,144	$14,916	$0	$21,060
Corporate debt and municipals	0	218,450	0	218,450
Residential-backed issued by agencies	0	28,569	0	28,569
Commercial-backed issued by agencies	0	0	0	0
Residential-backed	0	0	0	0
Commercial-backed	0	0	38	38
Asset-backed	0	1,334	0	1,334
Other bonds	0	95,643	0	95,643
Other invested assets (1)	0	0	1,838	1,838
Short-term investments (2)	199,052	52,783	0	251,835

	$205,196	$411,695	$1,876	$618,767

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $17.9 million of investments not subject to fair value measurement.

	Liabilities at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee plans	$0	$0	$8,772	$8,772

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. and U.S. Government agencies	$4,556	$20,046	$0	$24,602
Corporate debt and municipals	0	252,279	0	252,279
Residential-backed issued by agencies	0	46,315	0	46,315
Commercial-backed issued by agencies	0	625	0	625
Residential-backed	0	0	0	0
Commercial-backed	0	10,864	485	11,349
Asset-backed	0	3,658	0	3,658
Other bonds	0	89,371	0	89,371
Other invested assets (1)	0	0	1,913	1,913
Short-term investments (2)	606,485	0	0	606,485

	$611,041	$423,158	$2,398	$1,036,597

(1)	Investments in entities that calculate net asset value per share
(2)	Amount excludes $18.0 million of short-term other investments which is not subject to fair value measurement.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Liabilities at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Agent and employee plans	$0	$0	$6,603	$6,603

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

The Company also holds one fixed income commercial asset-backed investment for which it estimates the fair value using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Consequently, the lack of transparency in the inputs and availability of independent third party pricing information for this investment resulted in its fair value being classified within the Level 3 of the hierarchy. As of December 31, 2012, the fair value of such commercial asset-backed security which represents less than 0.01% of the Company’s total fixed income investments is reflected within the Level 3 of the fair value hierarchy. Since this security matured on January 15, 2013, there would be extremely minimal impact on the sensitivity of the fair market value measurement based on these unobservable inputs.

Other Invested Assets

The Company’s other invested assets consist of one alternative investment that owns a portfolio of collateralized debt obligation equity investments managed by a third party management group. The Company calculates the fair market value of such investment using the net asset value per share, which is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy. This investment is not subject to interest rate risk since loans are at floating rates based on LIBOR. The value of the fund is impacted by the default risk and credit quality of the assets in the CDO’s. The general market environment for CDO’s at any given time can also have an impact on market valuations. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has funded its entire commitment of $5.0 million to such equity investment. There are no redemption opportunities and the fund will terminate when the underlying collateralized debt obligation deals mature.

Short-term and Other Bonds

The Company’s short-term investments consists of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy and investment grade highly liquid corporate bonds whose maturities at the time of acquisition were one year or less. The short-term bonds are reflected within Level 2 of the fair value hierarchy.

The “Other bonds” investments classified as Level 2 is an investment grade corporate bond received from a unit of the CIGNA Corporation as consideration for the receipt of the former Star HRG assets.

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

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the years ended December 2012 and December 31, 2011, respectively.

	Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Year Ended December 31, 2012
	Beginning Balance	Unrealized Gains or (Losses)	Sales	Settlements	Realized Gains or (Losses)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
	ASSETS
Commercial-backed	$485	$(15)	$(438)	$6	$0	$0	$38
Other invested assets	1,913	(74)	0	(1)	0	0	1,838

	$2,398	$(89)	$(438)	$5	$0	$0	$1,876

	LIABILITIES
Agent and employee stock plans	$6,603	$274	$0	$1,895	$0	$0	$8,772

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Changes in Level 3 Assets and Liabilities Measured at Fair Value For the Year Ended December 31, 2011
	Beginning Balance	Unrealized Gains or (Losses)	Sales	Settlements	Realized Gains or (Losses)	Transfer in/(out) of Level 3, Net	Ending Balance
	(In thousands)
	ASSETS
Commercial-backed	$916	$(36)	$(406)	$11	$0	$0	$485
Other invested assets	2,000	(65)	0	(22)	0	0	1,913

	$2,916	$(101)	$(406)	$(11)	$0	$0	$2,398

	LIABILITIES
Agent and employee stock plans	$6,238	$662	$0	$(297)	$0	$0	$6,603

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

The carrying value and estimated fair value classified by level of the fair value hierarchy for certain of our financial instruments at December 31, 2012 are disclosed in the table below:

	Estimated Fair Value at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Other investments	$17,924	$0	$0	$17,924	$17,924
Cash and cash equivalents	15,449	0	15,449	0	15,449
Student loan receivables	41,891	0	0	34,723	34,723
Restricted cash	15,488	0	15,488	0	15,488
Investment income due and accrued	4,586	0	4,586	0	4,586
Liabilities:
Debt	190,920	0	0	156,440	156,440
Student loan credit facility	52,450	0	0	31,785	31,785

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

Student loan credit facility: Fair values for student loan debt are obtained from discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. This debt is not actively traded and the corresponding inputs are derived from internal estimates that are not corroborated by observable market data. As a result, Student loan debt is classified as Level 3.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVESTMENTS

The Company’s investments consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Fixed maturities - available for sale	$365,094	$428,199
Short-term and other investments	271,597	626,415

Total investments	$636,691	$1,054,614

At December 31, 2012 and 2011, available for sale fixed maturities were reported at fair value which was derived as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-Credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$20,558	$504	$(2)	$0	$21,060
Corporate bonds and municipals	198,551	19,939	(40)	0	218,450
Residential-backed issued by agencies	26,594	1,978	(3)	0	28,569
Commercial-backed	38	0	0	0	38
Asset-backed	1,299	35	0	0	1,334
Other	78,396	17,247	0	0	95,643

Total fixed maturities	$325,436	$39,703	$(45)	$0	$365,094

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Non-Credit Loss Recognized in OCI	Fair Value
	(In thousands)
U.S. and U.S. Government agencies	$23,876	$726	$0	$0	$24,602
Corporate bonds and municipals	233,925	19,169	(815)	0	252,279
Residential-backed issued by agencies	43,236	3,080	(1)	0	46,315
Commercial-backed issued by agencies	611	14	0	0	625
Commercial-backed	11,097	252	0	0	11,349
Asset-backed	3,807	145	(13)	(281)	3,658
Other	78,396	10,975	0	0	89,371

Total fixed maturities	$394,948	$34,361	$(829)	$(281)	$428,199

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available for sale fixed maturities at December 31, 2012, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
One year or less	$33,827	$34,081
Over 1 year through 5 years	129,746	144,787
Over 5 years through 10 years	128,766	150,680
Over 10 years	5,166	5,605

	297,505	335,153
Mortgage-backed and asset-backed securities	27,931	29,941

Total fixed maturities	$325,436	$365,094

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage-backed and asset-backed securities. At December 31, 2012, the Company had a carrying amount of $29.9 million of mortgage-backed and asset-backed securities, of which $28.5 million were government backed and $1.4 million were rated AAA by external rating agencies. At December 31, 2011, the Company had a carrying amount of $61.9 million of mortgage-backed and asset-backed securities, of which $46.9 million were government backed, $13.3 million were rated AAA, $485,000 were rated AA, and $1.2 million were rated BBB or less by external rating agencies. Additionally, the Company has no direct exposure to subprime investments.

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2012 and 2011, excluding investments in U.S. Government securities:

	December 31,
	2012		2011
	Carrying Amount	% of Total Carrying Value	Carrying Amount	% of Total Carrying Value
	(Dollars in thousands)
Issuer — Fixed Maturities:
UnitedHealth Group(1)	$107,366	16.9%	$105,565	10.0%
Cigna Corporation(2)	95,643	15.0%	89,371	8.5%
Issuer — Short-term investments (3):
Fidelity Institutional Government Fund	$133,791	21.0%	$478,841	45.4%
Invesco STIT Government Fund	64,629	10.2%	89,215	8.5%
First American Treasury Obligations Fund	0	0.0%	37,797	3.6%

(1)	Represents $94.8 million face value security received from the purchaser as consideration upon sale of our former Student Insurance Division on December 1, 2006.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Represents $78.4 million face value security received from the purchaser as consideration upon sale of our former Star HRG Division in July 2006.

(3)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities.

As of December 31, 2012, the largest concentration in any one investment grade corporate bond was $107.4 million ($94.8 million face value), which represented 16.9% of total invested assets. This security was received from UnitedHealth Group as payment on the sale of the Company’s former Student Insurance Division. This security is carried at fair value which is derived by a similar publicly traded UnitedHealth Group security. The Company maintains a $75 million credit default insurance policy on this bond, reducing its default exposure to $32.4 million, or 5.1% of total invested assets. Additionally the Company holds a $78.4 million face value security received from the purchaser as consideration for the sale of our former Star HRG Division in July 2006. This security is held in a bankruptcy remote entity with the Company’s exposure limited to its residual investment of approximately $7.2 million at December 31, 2012. In addition to the security the Company received a guarantee agreement pursuant to which CIGNA Corporation unconditionally guaranteed the payment when due. This security is carried at fair value which is derived from a similar publicly traded CIGNA security (see Note 9 of Notes to Consolidated Financial Statements). The largest concentration in any one non-investment grade corporate bond was $3.0 million, which represented less than 1% of total invested assets. The largest exposure to any one industry by our insurance carriers was less than 6% of total invested assets.

Under the terms of various reinsurance agreements, the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of $34.9 million and $36.7 million as of December 31, 2012 and 2011, respectively. In addition, the Company’s domestic insurance company subsidiaries had securities with a fair value of $26.5 million and $26.4 million on deposit with insurance departments in various states at December 31, 2012 and 2011, respectively.

Investment Income

A summary of net investment income sources is set forth below:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Fixed maturities	$18,232	$24,144	$35,327
Short-term and other investments	2,731	1,383	3,101
Agent receivables	1,275	1,297	1,414
Student loan interest income	2,825	3,236	4,110

Gross investment income	25,063	30,060	43,952
Less investment expenses	1,211	2,032	1,706

Net investment income	$23,852	$28,028	$42,246

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and Unrealized Gains and Losses

Realized gains and losses and net impairment losses recognized in earnings and the change in unrealized investment gains and (losses) on fixed maturities, equity securities and other investments are summarized as follows:

	Fixed Maturities	Equity Securities	Other Investments	Gains (Losses) on Investments
	(In thousands)
For The Year Ended December 31:
2012
Realized	$(163)	$0	$(36)	$(199)
Net impairment losses recognized in earnings	0	0	0	0
Change in unrealized	6,407	0	(84)	6,323

Combined	$6,244	$0	$(120)	$6,124

2011
Realized	$9,053	$0	$(111)	$8,942
Net impairment losses recognized in earnings	0	0	0	0
Change in unrealized	(1,494)	0	(65)	(1,559)

Combined	$7,559	$0	$(176)	$7,383

2010
Realized	$5,819	$(4)	$0	$5,815
Net impairment losses recognized in earnings	(765)	0	0	(765)
Change in unrealized	21,194	0	1,117	22,311

Combined	$26,248	$(4)	$1,117	$27,361

Fixed Maturities

A summary of the proceeds and gross realized gains and losses from the sale, maturity and call of fixed maturities is set forth below:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds	$86,537	$266,234	$211,317

Gross realized gains	$423	$9,053	$5,819
Gross realized losses	(586)	0	0
Impairment losses recognized in earnings	0	0	(765)

Net realized gains or (losses)	$(163)	$9,053	$5,054

During 2012, the Company recorded an adjustment of $586,000 to reduce earnings related to one corporate bond previously sold in 2011. In 2011, upon the sale of this investment, the Company should have reclassified into earnings the amount of OTTI in Other Comprehensive Income related to this.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Securities

During the years ended December 31, 2012 and 2011, the Company recorded no gains or losses on the sale of equity securities. During the year ended December 31, 2010, the Company recorded no gains and recorded a realized loss of $4,000 related to the sale of one equity security.

Other-Than-Temporary Impairment (“OTTI”)

The Company did not recognize an OTTI loss in earnings during 2012 and 2011.

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

Set forth below is a summary of cumulative OTTI losses on debt securities held by the Company at December 31, 2012, a portion of which has been recognized in “Net impairment losses recognized in earnings” on the consolidated statement of operations and a portion of which has been recognized in “Accumulated other comprehensive income (loss)” on the consolidated balance sheet:

Cumulative OTTI Credit Losses Recognized for Securities Still Held at January 1, 2012	Additions to OTTI Securities Where No Credit Losses Were Recognized Prior to January 1, 2012	Additions to OTTI Securities Where Credit Losses have been Recognized Prior to January 1, 2012	Reductions for Securities Sold During the Period (Realized)	Reductions for Increases in Cash Flows Expected to be Collected that are Recognized Over the Remaining Life of the Security	Cumulative OTTI Credit Losses Recognized for Securities Still Held at December 31, 2012
(In thousands)
$3,518	$0	$0	$(152)	$0	$3,366

Cumulative OTTI Credit Losses Recognized for Securities Still Held at January 1, 2011	Additions to OTTI Securities Where No Credit Losses Were Recognized Prior to January 1, 2011	Additions to OTTI Securities Where Credit Losses have been Recognized Prior to January 1, 2011	Reductions for Securities Sold During the Period (Realized)	Reductions for Increases in Cash Flows Expected to be Collected that are Recognized Over the Remaining Life of the Security	Cumulative OTTI Credit Losses Recognized for Securities Still Held at December 31, 2011
(In thousands)
$3,518	$0	$0	$0	$0	$3,518

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses

Fixed Maturities

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2012 and 2011:

	December 31, 2012
	Unrealized Loss Less than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$1,688	$2	$0	$0	$1,688	$2
Collateralized debt obligations	0	0	0	0	0	0
Residential-backed issued by agencies	837	3	0	0	837	3
Commercial-backed issued by agencies	0	0	0	0	0	0
Residential-backed	0	0	0	0	0	0
Commercial-backed	38	0	0	0	38	0
Asset-backed	0	0	0	0	0	0
Corporate bonds and municipals	801	15	2,974	25	3,775	40
Other	0	0	0	0	0	0

Total	$3,364	$20	$2,974	$25	$6,338	$45

	December 31, 2011
	Unrealized Loss Less than 12 Months		Unrealized Loss 12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. and U.S. Government agencies	$0	$0	$0	$0	$0	$0
Collateralized debt obligations	0	0	0	0	0	0
Residential-backed issued by agencies	989	1	0	0	989	1
Commercial-backed issued by agencies	0	0	0	0	0	0
Residential-backed	0	0	0	0	0	0
Commercial-backed	0	0	0	0	0	0
Asset-backed	264	13	924	0	1,188	13
Corporate bonds and municipals	6,291	122	20,160	693	26,451	815
Other	0	0	0	0	0	0

Total	$7,544	$136	$21,084	$693	$28,628	$829

Unrealized Losses Less Than 12 Months

Of the $20,000 in unrealized losses that had existed for less than twelve months at December 31, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

Unrealized Losses 12 Months or Longer

Of the $25,000 in unrealized losses that had existed for twelve months or longer at December 31, 2012, no security had an unrealized loss in excess of 10% of the security’s cost.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All issuers of securities we own remain current on all contractual payments. The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considers such factors as the current financial condition of the issuer, credit ratings, performance of underlying collateral and effective yields. Additionally, the Company considers whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before the fair value reverts to its cost basis, which may be at maturity of the security. Based on such review, the Company believes that, as of December 31, 2012, the unrealized losses in these investments were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased and therefore, is temporary.

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

Equity Securities

The Company had no gross unrealized investment gains or losses on equity securities at December 31, 2012 and 2011.

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

The Company’s arrangements with the third-party bank previously originating student loans terminated in 2010. To date, the Company has been unable to identify a new lender and there can be no assurance that such a lender will be identified in the future. In addition, as discussed above, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time. The Company does not believe this will have a material impact to the consolidated financial statements.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans issued to students are limited to the cost of school or prescribed maximums, and are generally collateralized by the related insurance policy and the co-signature of a parent or guardian. Set forth below is a summary of student loan receivables at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Student loans	$49,340	$56,724
Allowance for losses	(7,449)	(5,991)

Total student loan receivables	$41,891	$50,733

The provision for losses on student loans is summarized as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$5,991	$4,108	$12,032
Provision for losses expense	1,867	2,130	3,212
Amounts charge-off during the period	(867)	(1,049)	(11,661)
Recoveries of charged-off loans	458	802	525

Balance at end of year	$7,449	$5,991	$4,108

Approximately $40.8 million and $49.4 million of student loans at December 31, 2012 and 2011, respectively, were pledged to secure payment of secured student loan indebtedness (see Note 9 of Notes to Consolidated Financial Statements).

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

The Company monitors the credit quality of its student loan receivables by evaluating various factors and utilizing such information in the assessment of the adequacy of the allowance for credit losses. The key credit quality indicators the Company generally uses are net charge-offs to gross student loan receivables and student loan receivable aging trends. During the year ended December 31, 2012, the charge-offs (net of recoveries) were $867,000 or 1.76% of the total outstanding balance of student loans. This percentage is down 9 basis points from 1.85% as of December 31, 2011. Additionally, the Company analyzes receivable aging trends and as of December 31, 2012, the amount of loans in repayment that were more than ninety days or more past due was $1.5 million compared to $1.5 million at December 31, 2011. Although the total amount of loans in repayment were ninety or more days past due decreased slightly during this period, the percentage of loans more than ninety days past due relative to total loans in repayment increased 15 basis points from 3.56% as of December 31, 2011

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 3.90% as of December 31, 2012. While the above indicators show mixed results for the current period, based on current repayment trends, charge-off rates and other student loan receivables data, the Company’s provision for loan losses of $7.4 million appears to be sufficient.

Interest rates on student loans are principally variable (prime plus 2%). The Company recognized interest income from the student loans of $2.8 million, $3.2 million and $4.1 million in 2012, 2011 and 2010, respectively, which is included in “Investment income” on its consolidated statements of operations. At December 31, 2012 and 2011, accrued interest on student loans was $1.4 million and $1.5 million and, respectively, and was included in “Investment income due and accrued” on the Company’s consolidated balance sheets.

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

The reinsurance receivable at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(In thousands)
Paid losses recoverable	$2,018	$167
Other — net	2,261	2,848

Total reinsurance receivable	$4,279	$3,015

At December 31, 2012 and 2011, reinsurance receivables were included in “Agent and other receivables” on the consolidated balance sheets. Additionally, at December 31, 2012 and 2011, reinsurance payables were $3.9 million and $9.1 million, respectively and were included in “Other liabilities” on the consolidated balance sheets. Reinsurance amounts include premiums ceded and expenses ceded to various reinsurers that were not yet settled at the balance sheet date.

Amounts included in “Reinsurance recoverable — ceded policy liabilities” on the consolidated balance sheets primarily represent business ceded to Wilton Reassurance Company (“Wilton”) as disclosed in the table below:

	December 31,
	2012	2011
	(In thousands)
Wilton	$352,329	$345,635
Other	17,983	17,504

Total coinsurance arrangements	$370,312	$363,139

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Premiums Written:
Direct	$515,121	$603,259	$798,027
Assumed	1,568	878	937
Ceded	(62,481)	(66,819)	(72,960)

Net Written	$454,208	$537,318	$726,004

Premiums Earned:
Direct	$519,608	$610,428	$809,426
Assumed	1,624	1,032	1,077
Ceded	(62,491)	(66,803)	(73,052)

Net Earned	$458,741	$544,657	$737,451

Ceded benefits and settlement expenses	$48,966	$41,272	$37,941

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill by operating division as of December 31, 2012, 2011 and 2010 are as follows:

	Commercial Health	Insphere	Disposed Operations	Total
	(In thousands)
As of December 31, 2010
Goodwill	40,025	0	359	40,384
Accumulated impairment loss	0	0	0	0

Total	40,025	0	359	40,384
As of December 31, 2011
Goodwill	40,025	0	359	40,384
Accumulated impairment loss	0	0	0	0

Total	$40,025	$0	$359	$40,384

As of December 31, 2012
Goodwill	40,025	819	359	41,203
Accumulated impairment loss	0	0	0	0

Total	$40,025	$819	$359	$41,203

In connection with the Company’s annual goodwill impairment test performed during the fourth quarter of 2012, the Company did not record an impairment loss related to the Commercial Health Division goodwill as the estimated fair value substantially exceeded the carrying value of the underlying assets. No events or changes in circumstances occurred during the period that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period. However, the Company is continually assessing the provisions of Health Care Reform Legislation and the impact it continues to have on the Company’s in-force health insurance business. If the provisions of Health Care Reform Legislation significantly impact our Commercial Health Division adversely, this may result in a future impairment of goodwill.

In July 2012, the Company’s Insphere subsidiary closed an asset purchase agreement with Repp Gartner Financial, Inc. (“Repp Gartner”)—a San Diego, California based insurance agency call center—pursuant to which Insphere acquired certain assets of Repp Gartner. This transaction enables Insphere to add a call center distribution channel to its business. The initial purchase price for the purchased assets was approximately $6.1 million, with additional earn-out payments possible based on the achievement of commission revenue targets attributable to such new call center distribution channel. In addition to the purchase price, Insphere recorded a liability for unearned revenue in the amount of $1.0 million and intangible assets in the amount of $6.2 million and goodwill of $819,000. The intangible assets may increase in the future as the Company refines its estimate for the acquisition date fair value of the contingent consideration of the additional earn-out payments discussed above. The Company anticipates completing this in the first quarter ending March 31, 2013.

During the second quarter of 2010, the Company determined it would wind down the current business of Insphere Securities Inc., a broker-dealer. This resulted in recording an impairment charge of $297,000 representing the goodwill incurred at the time of the acquisition. Accordingly, the goodwill is fully impaired and at December 31, 2010 carries no value in the table above.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, Net

	Commercial Health	Insphere	Total
	(In thousands)
Gross Asset Value:
As of December 31, 2010
Finite-lived intangible assets	12,117	38,664	50,781
Indefinite-lived intangible assets	3,360	0	3,360

Total	15,477	38,664	54,141
As of December 31, 2011
Finite-lived intangible assets	12,117	38,664	50,781
Indefinite-lived intangible assets	3,360	0	3,360

Total	15,477	38,664	54,141
As of December 31, 2012
Finite-lived intangible assets	12,117	44,894	57,011
Indefinite-lived intangible assets	3,360	0	3,360

Total	15,477	44,894	60,371
Accumulated Amortization:
As of December 31, 2010	(10,775)	(1,420)	(12,195)

Amortization	(649)	(1,426)	(2,075)

As of December 31, 2011	(11,424)	(2,846)	(14,270)

Amortization	(247)	(3,543)	(3,790)

As of December 31, 2012	(11,671)	(6,389)	(18,060)

Net Book Value	$3,806	$38,505	$42,311

Amortization expense for intangible assets with finite lives is recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Underwriting, acquisition and insurance expense	$247	$649	$1,539
Other Expenses	3,543	1,426	1,420

Total	$3,790	$2,075	$2,959

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has one intangible asset with an indefinite useful life not subject to amortization in the amount of $3.4 million in the Commercial Health division. This asset was generated from the acquisition of HealthMarkets Insurance Company. The intangible asset primarily represents the value of the state insurance licenses maintained by HealthMarkets Insurance Company. During the Company’s 2010 annual review for impairment, the Company evaluated the fair value of the license and concluded the fair value of these licenses was lower than that of the carrying value. The Company’s evaluation was based on a similar proposed transaction and as a result, an impairment charge in the amount of $684,000 was recorded in the fourth quarter of 2010 in Underwriting, acquisition and insurance expenses. For the year ended December 31, 2012, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the next five years and thereafter related to intangible assets is as follows:

Amortization Expense
(In thousands)
2013	3,529
2014	3,235
2015	2,341
2016	1,606
2017	1,665
Thereafter	26,576

$38,952

8. POLICY LIABILITIES

As more fully described below, policy liabilities consisted of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities at December 31, 2012 and 2011 as follows:

	December 31,
	2012	2011
	(In thousands)
Future policy and contract benefits	$462,099	$473,163
Claims	89,841	94,743
Unearned premiums	22,990	27,523
Other policy liabilities	15,458	34,167

	$590,388	$629,596

Effective in 2011, if the medical loss ratios of our fully insured health products (calculated in accordance with the Health Care Reform Legislation and implementing regulations) fall below certain targets, our insurance subsidiaries will be required to rebate ratable portions of their premiums, annually. Rebate payments for current year are to be paid during the following year. The accrual for rebates payable are recorded in “Other policy liabilities” on the Company’s consolidated balance sheet. The table below discloses the activity related to the 2011 and 2012 rebates:

(In thousands)
Rebates accrued at December 31, 2011	$26,908
Rebates paid in 2012	$25,956
Rebates accrued at December 31, 2012	$8,573

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended 2012, 2011 and 2010, the Company incurred the following costs associated with benefits, claims and settlement expenses net of reinsurance ceded:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Future liability and contract benefits	$(3,036)	$(9,695)	$(5,160)
Claims benefits	325,671	369,119	371,804

Total benefits, claims and settlement expenses	$322,635	$359,424	$366,644

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Accident & Health	$92,137	$103,032
Life	285,037	281,859
Annuity	84,925	88,272

	$462,099	$473,163

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to a return-of-premium (“ROP”) rider that the Company issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The future policy benefits for the ROP rider are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits were $70.9 million and $75.9 million at December 31, 2012 and 2011, respectively.

The remainder of the future policy benefits for accident and health are for insurance coverage for which the present value of future benefits exceed the present value of future valuation net premiums. “Valuation net premiums” refers to a series of net premiums where each premium is set as a constant proportion of expected gross premium over the life of the covered individual. This occurs when the premium rates are developed such that they will not increase at the same rate benefits increase over the period insurance coverage is in-force.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities) at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
Direct annuities	$57,306	$57,547
Assumed annuities	26,591	29,637
Supplemental contracts without life contingencies	1,028	1,088

	$84,925	$88,272

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

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
	(In thousands)
Commercial Health Division	$63,874	$71,805	$180,543
Disposed Operations	2,217	3,427	5,234

Subtotal	66,091	75,232	185,777
Reinsurance recoverable(1)	23,750	19,511	22,898

Total claim liabilities	$89,841	$94,743	$208,675

(1)	Reflects liability related to unpaid losses recoverable. The amount of the reinsurance recoverable associated with Disposed Operations in 2012, 2011 and 2010 was $19.1 million, $14.8 million and $18.3 million, respectively.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Set forth in the table below is the summary of the IBNR claim liability by business unit at each of December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Commercial Health Division	$31,644	$36,150	$129,297
Disposed Operations	2,217	3,427	4,765

Subtotal	33,861	39,577	134,062
Reinsurance recoverable	21,399	17,189	21,585

Total IBNR claim liability	55,260	56,766	155,647
ICOS claim liability	32,230	35,655	51,715
Reinsurance recoverable	2,351	2,322	1,313

Total ICOS claim liability	34,581	37,977	53,028

Total claim liability	$89,841	$94,743	$208,675

Percent of IBNR to Total	62%	60%	75%

With respect to Commercial Health Division, the Company establishes its claims liability dependent upon the incurred dates as described below. Effective January 1, 2011, all claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same as for a previous service. Prior to 2011, different incurral dates were used for different products. The IBNR percentage decreased in 2011 primarily as a result of the change from modified incurred date technique to the service date technique.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Claims liability at beginning of year, net of reinsurance	$75,232	$185,777	$312,402
Less: Change in accounting principle (see Note 2)	0	77,937	0
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	327,365	382,974	449,421
Prior years	(1,694)	(13,855)	(77,617)

Total incurred losses, net of reinsurance	325,671	369,119	371,804

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	271,457	321,736	317,732
Prior years	63,355	79,991	180,697

Total paid claims, net of reinsurance	334,812	401,727	498,429

Claims liability at end of year, net of related reinsurance recoverable (2012 — $23,750; 2011 — $19,511; 2010 — $22,898)	$66,091	$75,232	$185,777

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Commercial Health segment for each of the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Commercial Health Division	$(772)	$(13,132)	$(74,502)
Disposed Operations	(922)	(723)	(3,115)

Total favorable development	$(1,694)	$(13,855)	$(77,617)

Impact on Commercial Health Division. As indicated in the table above, incurred losses developed at the Commercial Health Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

For the Commercial Health Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2012, 2011 and 2010 is set forth in the table below by source:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Development in the most recent incurral months	$1,881	$(1,934)	$(20,318)
Development in completion factors	(1,783)	(8,921)	(33,809)
Development in reserves for regulatory and legal matters	372	(2,454)	(23,577)
Development in the ACE rider	(1,360)	393	2,596
Other	118	(216)	606

Total favorable development	$(772)	$(13,132)	$(74,502)

The total favorable claims liability development experience for 2012, 2011 and 2010 in the amount of $772,000, $13.1 million and $74.5 million, respectively, represented 1.1%, 7.3% and 24.8% of total claim liabilities established for the Commercial Health Division as of December 31, 2011, 2010 and 2009, respectively.

Development in the most recent incurral months and development in completion factors

For 2012, the Commercial Health Division experienced an unfavorable development of $98,000 associated with its estimate of claim liabilities for the most recent incurral months and development of completion factors. As indicated in the table above, considerable favorable development ($10.9 million and $54.1 million for the years ended December 31, 2011 and 2010, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. In both 2010 and 2011, the Commercial Health Division experienced significant favorable claims development, particularly in the completion factor portion of its claim liability estimate. Throughout 2010, the Company saw an ongoing decrease in the time period from incurral to payment of a claim primarily for those products using the modified incurred date, resulting in higher completion factors and lower reserves. In 2011 under the service date basis, the Company encountered significant redundancies in its estimates for older incurred years largely attributable to the remediation of state mandated claims, as described below in “Development in reserves for regulatory and legal matters”. In 2011, the Company revised its process for calculating completion factors to exclude claims that were part of this

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation, since the Company does not anticipate such activity in the future. The slight unfavorable development indicates the revised process produces more reasonable results. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change.

Development in reserves for regulatory and legal matters

For 2012, the Commercial Health Division experienced unfavorable development of $372,000 related to legal matters. For 2010 and 2011, the favorable results include ongoing revisions to the claims liability estimates related to state mandated benefits remediation as these benefits are processed, resulting in favorable development of $19.6 million for 2010 and unfavorable development of $261,000 for 2011. Excluding adjustments related to the state mandated benefits, the Company experienced favorable development in both 2010 and 2011.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9. DEBT AND STUDENT LOAN CREDIT FACILITY

The Company’s debt is comprised of the following at December 31, 2012:

						Interest Expense
	Principal Amount	Maturity Date		Interest Rate(a)		For the Year Ended December 31,
						2012	2011	2010
	(Dollars in thousands)
2006 credit agreement:
Term loan	$0	2012				$998	$6,100	$10,993
$75 million revolver (non-use fee)	0	2011				0	50	276
Grapevine Note	72,350	2021		6.712%		4,870	4,856	4,856
Trust preferred securities:
UICI Capital Trust I	15,470	2034		3.810%		621	597	602
HealthMarkets Capital Trust I	51,550	2036		3.358%		1,839	1,757	1,771
HealthMarkets Capital Trust II	51,550	2036		3.358%		1,839	2,948	4,373
Interest on Deferred Tax Gain	0			3.000%		1,596	1,971	2,127
Amortization of financing fees	0					860	3,800	5,084
Other Interest Expense	0					15	3	0

Total debt	$190,920					$12,638	$22,082	$30,082
Student Loan Credit Facility	52,450	(b	)	0.00	%(c)	0	0	0

Total	$243,370					$12,638	$22,082	$30,082

(a)	Represents the interest rate on December 31, 2012.

(b)	The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037 (see “Student Loan Credit Facility” discussion below).

(c)	The interest rate on each series of SPE Notes resets monthly in a Dutch auction process and is capped by several interest rate triggers. It is currently capped at zero by a Net Loan Rate calculation driven by the rate of return of the student loans less certain allowed note fees.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental calculation of financing fee amortization is disclosed in the table below:

	Capitalized at December 31, 2012	Amortization Period (years)	Amortization Expense For the Year Ended December 31,
			2012	2011	2010
	(Dollars in thousands)
2006 credit agreement:
Term loan	$0	6	$852	$3,262	$3,043
$75 Million revolver (non-use fee)	0	5	0	158	632
Grapevine Note	102	15	8	8	8
Trust preferred securities:
UICI Capital Trust I	0	5	0	0	0
HealthMarkets Capital Trust I	0	5	0	185	699
HealthMarkets Capital Trust II	0	5	0	187	702

Total	$102		$860	$3,800	$5,084

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows:

For the Year Ended December 31,	Debt	Student Loan Credit Facility
	(In thousands)
2013	$0	$6,350
2014	0	5,600
2015	0	4,950
2016	0	5,200
2017	0	4,450
Thereafter	190,920	25,900

	$190,920	$52,450

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

In connection with the financing, the Company incurred issuance costs of $26.5 million, which were capitalized and amortized over six years. In connection with the repayment, all remaining capitalized fees were amortized accordingly.

Trust Preferred Securities

2006 Notes

In April 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II, two newly formed Delaware statutory business trusts, (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “2006 Trust Securities”) and $3.1 million of floating rate common securities. The Trusts

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invested the proceeds from the sale of the 2006 Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “2006 Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.37% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the 2006 Trust Securities are paid at the same interest rates paid on the 2006 Notes.

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

The Trusts are obligated to redeem the 2006 Trust Securities when the 2006 Notes are paid at maturity or upon any earlier prepayment of the 2006 Notes. On and after June 15, 2011 the 2006 Notes are redeemable, in whole or in part, at the option of the Company at 100.0% of the principal amount thereof without a prepayment penalty.

In accordance with the Variable Interest Entities subsection of ASC Topic 810-10-15, Consolidation, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts is included in “Short-term and other investments” on the consolidated balance sheets. Income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the 2006 Notes, have been recorded as “Interest income” and “Interest expense,” respectively. Interest income, which is recorded in “Investment income” on the consolidated statements of operations, was $111,000, $141,000 and $185,000, respectively, for the years ended December 31, 2012, 2011 and 2010. In connection with the financing, the Company incurred issuance costs of $6.0 million, which were capitalized and amortized over five years through 2011.

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

Set forth below in the table are the assets and liabilities of Grapevine included in the Company’s consolidated balance sheet at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Fixed maturities, at fair value	$95,643	$89,371
Restricted cash	3,078	3,114
Investment income due and accrued	218	219
Other assets	102	110

Total Assets	$99,041	$92,814

Accounts payable and accrued expenses	2,309	2,276
Debt	72,350	72,350

Total liabilities	$74,659	$74,626

Student Loan Credit Facility

Prior to February 2007, the Company funded its student loan commitments with the proceeds from a secured student loan credit facility. Indebtedness outstanding under the student loan credit facility is represented by

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student Loan Asset-Backed Notes (the “SPE Notes”), which were issued by a bankruptcy-remote special purpose entity (the “SPE”) and secured by alternative (i.e., non-federally guaranteed) student loans and accrued. At December 31, 2012 and 2011, the carrying amount of student loans and accrued interest pledged to secure payment of student loan indebtedness was $42.1 million and $50.8 million, respectively. Additionally, at December 31, 2012 and 2011, the Company held cash, cash equivalents and other qualified investments of $10.4 million and $9.3 million, respectively, pledged to secure payment of student loan indebtedness. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding student loans.

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

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans, and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2012 and 2011, the Company made principal payments of $7.6 million and $8.6 million, respectively on the SPE Notes.

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

10. DERIVATIVES

In April 2006, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps were 3, 4 and 5 years beginning on April 11, 2006. HealthMarkets uses such interest rate swaps as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. As with any financial instrument, derivative instruments have inherent risks,

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of the Company’s overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract, in which the Company has an unrealized gain, fails to perform according to the terms of the agreement. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings. During 2009 and 2010 the 3 year swap and 4 year swaps matured, respectively. Additionally, as of April 11, 2011, the remaining interest rate swap matured.

In accordance with ASC 820, the fair values of the Company’s interest rate swaps are also contained in Note 3 of Notes to Consolidated Financial Statements.

As of April 11, 2011, the remaining interest rate swap agreement has matured. In preparing its assessment of the hedge effectiveness at December 31, 2010, there were no components of the derivative instruments that were excluded from the Company’s assessment. The table below represents the effect of derivative instruments in hedging relationships on the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) (Effective portion)	Amount of Interest Expense (Income) Reclassified from Accumulated OCI into Income (Expense) (Effective Portion)			Location of (Gain) Loss (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
	(In thousands)
Interest rate swaps	$0	$1,340	$5,750	Interest expense	$0	$1,308	$6,067	Investment income	$0	$35	$387

During 2012, 2011 and 2010, the Company did not have any derivative instruments not designated as hedging instruments.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. FEDERAL INCOME TAXES

Deferred income taxes for 2012 and 2011 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred tax liabilities:
Claims liabilities (See Note 2, Summary of Significant Accounting Policies -Change in Accounting Principle on Claims Liabilities)	$12,456	$18,684
Deferred policy acquisition and loan origination	1,055	2,046
Depreciable and amortizable assets	13,346	11,287
Unrealized gains on securities	14,201	12,306
Gain on installment sales of assets	54,767	54,767

Total gross deferred tax liabilities	95,825	99,090

Deferred tax assets:
Litigation accruals	733	918
Policy liabilities, exclusive of change in accounting principle	10,729	13,962
Invested assets	0	33
Compensation accrual	5,779	7,950
Receivable allowances	3,594	4,084
State deferred tax assets of Insphere	838	763
State deferred tax asset on Insphere state operations loss carryover	6,664	4,838
Other	1,837	3,262

Total gross deferred tax assets	30,174	35,810
Less: valuation allowance	7,502	5,601

Deferred tax assets	22,672	30,209

Net deferred tax liability	$(73,153)	$(68,881)

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

The provision for income tax expense (benefit) consisted of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
From operations:
Continuing operations:
Current tax expense	$(1,226)	$11,857	$34,810
Deferred tax expense (benefit)	1,830	(2,157)	1,668

Total from continuing operations	604	9,700	36,478

Discontinued operations:
Current tax expense	172	43	36
Deferred tax expense	0	0	0

Total from discontinued operations	172	43	36

Total	$776	$9,743	$36,514

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Blended statutory state income tax rate on Insphere	33.7	(11.3)	(4.1)

Combined statutory income tax rates	68.7%	23.7%	30.9%
Low income housing credit	—	—	(0.1)
Stock compensation	(39.7)	4.1	—
Nondeductible monetary assessments and penalties	(1.0)	—	—
Nondeductible expenses, other	(7.9)	1.5	4.0
Nondeductible amortization of merger debt costs	(2.8)	3.6	1.2
Tax exempt income	6.5	(3.1)	(1.9)
Valuation allowance on Insphere deferred state tax assets	(34.0)	11.4	4.0
Prior tax accrual	1.1	0.1	0.3

Effective income tax rate applicable to continuing operations	(9.1)%	41.3%	38.4%

Insphere’s anticipated state tax benefit for 2012 is $2.2 million or 4.8% of its operations loss of $47.1 million. This state tax benefit, when expressed as a percentage of the consolidated continuing operations loss of $6.7 million, is 33.7% as disclosed in the preceding table. For 2011, Insphere’s anticipated state tax benefit of $2.6 million was 4.7% of Insphere’s 2011 operations loss of $55.8 million and a negative 11.3% of 2011 consolidated continuing operations of $23.4 million. The establishment of the valuation allowance removes all state tax benefits of Insphere’s operating losses from the effective tax rate.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has no unrecognized tax benefits as of December 31, 2012 and 2011 and did not add or settle unrecognized tax benefits for uncertain tax positions during 2012 and 2011. All tax years after 2008 remain subject to federal tax examination.

On August 31, 2011, the Company received the consent of the Internal Revenue Service (“IRS Consent”) to change the method of accounting for claims liabilities consistent with the 2011 change in accounting principle used for financial reporting purposes (See Note 2 Summary of Significant Accounting Policies—Change in Accounting Principle on Claims Liabilities). For tax purposes, the reduction in the claims liability is to be recognized as taxable income over a period of 4 years beginning in 2011, the year of change. The IRS Consent provides certain assurances that prevent the assessment of penalties and interest for any alleged prior understatement of income reflected in the change in method. The Company believed that tax positions involving claims liabilities held before the change were consistent with accepted reserving techniques for the insurance contracts and it is probable that the tax positions would be sustained if challenged by taxing authorities. Based on the IRS Consent and its assurances as well as an evaluation of other tax positions, the Company has concluded that there are no significant tax positions that require recognition in its consolidated financial statements.

12. STOCKHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Common stock — issued:
Balance, beginning of year	32,182,382	32,307,963	31,634,475
Unvested shares returned and retired	(60,000)	(297,953)	(147,423)
Issued to officers, directors and agents	0	172,372	820,911

Balance, end of year	32,122,382	32,182,382	32,307,963

Treasury stock:
Balance, beginning of year	1,554,096	1,289,835	1,460,230
Repurchase of shares from agents and officers	1,024,129	1,128,064	796,553
Issuance upon vesting in agent plans	(424,426)	(413,627)	(353,707)
Issued to officers, directors, and agent participants in the ISOP	(621,691)	(450,176)	(613,241)

Balance, end of year	1,532,108	1,554,096	1,289,835

Shares outstanding, end of year	30,590,274	30,628,286	31,018,128

The Company’s Board of Directors determines the prevailing “fair market value” of HealthMarkets’ Class A-1 and A-2 common stock in good faith, considering factors it deems appropriate. Since the de-listing of the Company’s stock in 2006, the Company has generally retained independent investment firms on an annual

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis, or more frequently if circumstances warrant, to assist with the valuation. When setting the “fair market value” of the Company’s common stock for the annual valuation, the Board considers, among other factors it deems appropriate, each independent investment firm valuation for reasonableness in light of known and expected circumstances. For quarterly valuations other than the annual valuation, the Board considers, among other factors it deems appropriate, earnings per share for that particular quarter. At December 31, 2012 and 2011, the “fair market value” of the Company’s Class A-1 and A-2 common stock, as determined by the Board of Directors, was $10.17 and $10.40, respectively.

Effective February 25, 2010, the Board of Directors of HealthMarkets, Inc. declared a special cash dividend in the amount of $3.94 per share for Class A-1 and Class A-2 common stock to holders of record as of the close of business on March 1, 2010, payable on March 9, 2010. In connection with the special cash dividend, the Company paid dividends to stockholders in the aggregate of $118.5 million with an additional $661,000 of dividends associated with restricted stock options to be paid upon vesting of those restricted stock options and $399,000 dividend equivalents credited to the employee participant accounts in the HealthMarkets, Inc. InVest Stock Ownership Plan.

The required minimum aggregate statutory capital and surplus of our principal domestic insurance subsidiaries were as follows at December 31, 2012:

	Minimum	Actual
	(In millions)
Mega	$37.4	$93.3
Mid-West	$15.8	$57.4
Chesapeake	$12.0	$23.3

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. The Company’s domestic insurance companies paid dividends of $59.5 million, $308.5 million and $96.9 million, to HealthMarkets, LLC in 2012, 2011 and 2010, respectively. The dividend amount for 2012 includes $30.0 million of extraordinary dividends paid from the Company’s Mid-West insurance subsidiary. The dividend amount for 2011 includes $159.4 million of extraordinary dividends paid from the Company’s MEGA insurance subsidiary.

During 2013, the Company’s domestic insurance companies are eligible to pay aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $43.0 million without prior approval by statutory authorities.

Combined net income and stockholders’ equity for the Company’s domestic insurance company subsidiaries determined in accordance with statutory accounting practices, as reported in regulatory filings are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$38,682	$60,039	$170,784
Statutory surplus	$162,730	$193,168	$396,657

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK-BASED COMPENSATION PLANS

Invest Stock Ownership Plan

The Company sponsors the HealthMarkets, Inc. InVest Stock Ownership Plan (“ISOP”), a stock accumulation plan, established for the benefit of the independent sales representatives and designated employed sales managers. A total of 2.0 million shares of HealthMarkets Class A-1 common stock and 6.5 million shares of HealthMarkets Class A-2 common are authorized for issuance under the ISOP. Shares may be purchased by participants under the ISOP or acquired by participants upon vesting of awards granted by the Company. Share requirements may be met from unissued or treasury shares. Eligible insurance agents and designated eligible employees may participate in the ISOP.

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

The ISOP does not constitute a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and, as such, the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

During 2012, the Company issued 74,729 Class A-1 shares and 395,192 Class A-2 shares and received $4.8 million under the contribution feature of the ISOP. The funds received under the contribution-feature of the ISOP are reflected as financing activities in the Consolidated Statements of Cash Flows.

The following table sets forth the total compensation expense and tax benefit associated with the Company-match feature of the Company’s ISOP for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total compensation expense employees	$898	$1,744	$1,883
Total compensation expense non-employees	5,664	3,934	6

Total Agent Plan compensation expense	$6,562	$5,678	$1,889
Related tax benefit	2,297	1,987	661

Net expense	$4,265	$3,691	$1,228

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of awards under the Agent Plans is the share price of the Company’s stock, as determined by the Company’s Board of Directors (“Fair Value”) (see Note 12 of Notes to Consolidated Financial Statements). The Company recognizes expense for awards under the ISOP on a straight line basis. Company-match transactions are not reflected in the statement of cash flows since issuance of equity securities to settle the vesting of ISOP awards are non-cash transactions. Generally, the vesting of credits and the corresponding issuance of shares under the ISOP results in ordinary income for the participant and a deduction for tax purposes for the Company equal to the fair market value of the shares at the delivery date. For the ISOP awards, when there is a difference between the amount and/or timing of compensation cost recognized for financial reporting purposes and compensation cost that is deductible for income tax purposes, deferred taxes are recognized on temporary differences that arise with respect to the recognition of compensation cost. Upon vesting of the awards, the temporary difference related to the compensation expense for financial reporting purposes is eliminated when the tax deduction is taken.

Compensation cost for ISOP awards to designated eligible employees is measured on the Fair Value of the award at the date of grant. The grant-date Fair Value is not adjusted for subsequent changes in the Fair Value of the underlying award. The Company recognizes expense on employee awards over the requisite service period with a corresponding credit to additional paid-in capital. The service period begins on the date of grant and ends when the required service has been provided, which is the date the matching credits vest. For the ISOP awards to employees, in most instances, there is a difference between the amount and timing of compensation cost recognized for financial reporting purposes and compensation cost that is deductible for income tax purposes. Excess tax benefits (i.e. when tax deduction exceeds previously established deferred tax asset) are recognized as additional paid-in capital in the period the benefit is realized. Tax shortfalls (i.e. when deferred tax assets exceeds tax deduction) are offset against any existing additional paid-in capital to the extent previously realized from excess tax benefits. Any remaining shortfall is recognized as a charge to tax expense. During 2012, 114,727 ISOP matching credits to employees vested with an intrinsic value of $1.2 million and there was a $91,000 tax shortfall that was charged to expense because the Company had previously utilized all additional paid-in capital arising from excess tax benefits. During 2011, 190,353 awards to employees vested with an intrinsic value of $1.8 million and there was $136,000 tax shortfall that was offset against additional paid-in capital. There was $612,000 and $1.5 million of unrecognized compensation costs on the employee awards at December 31, 2012 and 2011, respectively. The unrecognized costs are expected to be recorded over the remaining contractual term of the awards.

Set forth below is a summary of ISOP employee transactions.

Transactions	ISOP Employee Credits	Weighted Grant Date Fair Value	Intrinsic Value 000’s	Weighted Remaining Contractual Term (Yrs)
Balance December 31, 2011	499,486	$8.99	$4,785	0.9
Awards Granted	58,375	10.29
Non-employee to employee awards (1)	19,128	10.62
Employee to non-employee awards (2)	(50,987)	8.83
Vesting of Credits	(114,727)	10.40
Forfeited	(48,761)	7.38

Balance December 31, 2012	362,514	8.55	$3,680	0.4

Expected to Vest	344,394	$8.56	$3,496	0.3

(1)	Transaction arising from conversion of former independent agents to designated employees
(2)	Transactions arising from conversion of former designated employee to independent agent

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial compensation cost for non-employee awards is measured on the Fair Value of the award at the date of grant. Compensation cost is remeasured at each financial reporting date, based on the current share price of the Company’s stock, until settlement of the award. During the requisite service period, compensation cost recognized for non-employee awards is based on the proportionate amount of the required service that has been rendered to date with a corresponding credit to a liability account. Upon vesting, the Company reduces the liability with a corresponding credit to equity. There was $4.4 million and $5.7 million of unrecognized compensation costs on the non-employee awards at December 31, 2012 and 2011, respectively. The unrecognized costs are expected to be recorded over the remaining contractual term.

The accounting treatment of the Company’s non-employee awards results in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair value of the Company’s common stock, as determined by the Company’s Board of Directors. In periods of decline in the fair value of HealthMarkets common stock, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair value of the Company’s common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted. At December 31, 2012 and 2011, the Company’s liability for future unvested benefits under the Agents Plans was $8.8 million and $6.3 million, respectively. Set forth below is a summary of ISOP non-employee transactions.

Transactions	ISOP Non-Employee Credits	Intrinsic Value 000’s	Weighted Remaining Contractual Term (Yrs)
Balance December 31, 2011	1,770,050	$16,957	1.9
Awards Granted	430,554
Non-employee to employee awards (1)	(19,128)
Employee to non-employee awards (2)	50,987
Vesting of Credits	(309,699)
Forfeited	(290,086)

Balance December 31, 2012	1,632,678	$16,572	1.5

Expected to Vest	1,297,260	$13,167	0.9

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the terms of the Employee Plan, during 2012, 2011 and 2010, the Company made matching contributions of $1.3 million, $1.3 million and $3.4 million, respectively.

Employee Stock Plans

At December 31, 2012, the Company had various share-based plans for employees and directors, which are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Amounts included in reported financial results:
Total cost of stock options	$1,457	$1,318	$8,105
Total cost of restricted stock awards	656	791	8,130
Total cost (benefit) of phantom stock plans	51	305	(435)

Amount charged against income, before tax	2,164	2,414	15,800
Related tax benefit	757	845	5,530

Net expense included in financial results	$1,407	$1,569	$10,270

The Company recognized $0, $793,000 and $1.1 million of tax shortfalls in 2012, 2011 and 2010, respectively, from share-based compensation as cash from financing activities.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the Employee Options described above, additional non-qualified options to purchase shares of Class A-1 common stock have been granted under the 2006 Plan to certain non-employee directors as well as certain employees that vest in 20% increments on each of the first five anniversaries of the grant date.

In 2012, 586,000 non-qualified options to purchase shares of Class A-1 common stock were granted under the 2006 Plan with 250,000 that vest quarterly over 5 years beginning 3/1/2013; 330,000 that vest annually over 5 years and 6,000 that vest on December 31, 2014. One-half of the awards vesting December 31, 2014 are subject to the achievement of individual annual specified performance targets.

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

	Options Outstanding for Accounting (Excludes Options with no Performance Criteria)				Performance-based Options(a)				Combined Total
	Number of Shares	Average Option Price per Share ($)	Aggregate Intrinsic Value ($) in (000’s)	Remaining Contractual Term	Number of Shares	Average Option Price per Share ($)	Aggregate Intrinsic Value ($) in (000’s)	Remaining Contractual Term	Number of Shares
Outstanding options at December 31,2011	2.559,955	9.99	3,170	7.4	3,605	16.90	0	6.9	2,563,560
Granted	586,000	10.19	0		0	0.00	0	0	586,000
Performance defined	1,378	18.94	0		(1,378)	18.94	0	0	0
Expired	(402,249)	16.58	0		0	0.00	0	0	(402,249)
Cancelled	(309,000)	8.71	446		0	0.00	0	0	(309,000)
Exercised/Settled	(90,000)	7.00	300		0	0.00	0	0	(90,000)

Outstanding options at December 31, 2012	2,346,084	9.22	3,619	8.3	2,227	15.63	0	6.0	2,348,311

Options exercisable at December 31, 2012	568,905	10.21	1,344	7.0	0	0.00	0	0	568,905
Options expected to vest	2,101,192	9.22	3,397	8.2	2,167	15.65	0	6.0	2,103,359

(a)	Includes future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of stock options (including future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes) outstanding and exercisable at December 31, 2012:

		Options Outstanding		Options Exercisable
Exercise Prices	Outstanding Options December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Exercisable Options December 31, 2012	Weighted- Average Exercise Price ($)
$7.00 - $ 9.00	1,055,000	7.6 years	7.16	440,750	7.16
$9.01 - $11.00	1,200,000	9.1 years	9.78	42,000	9.49
$11.01 - $13.00	0	0.0 years	0.00	0	0.00
$13.01 - $16.00	13,000	6.1 years	15.06	8,251	15.06
$16.01 - $25.00	55,975	3.6 years	22.99	53,828	23.18
$25.01 - $35.00	1,000	5.2 years	31.06	820	31.06
$35.01 - $45.00	22,168	3.2 years	36.18	22,088	36.17
$45.01 - $55.00	834	0.8 years	47.80	834	47.80
$55.01 - $65.00	334	4.9 years	56.29	334	56.29
$65.01 - $99.00	0	0.0 years	0.00	0	0.00

	2,348,311	8.3 years	9.23	568,905	10.21

The Company measures the fair value of service-based options at the date of grant using a Black-Scholes option-pricing model. The weighted-average grant-date fair value of stock options granted during 2012, 2011 and 2010 was $4.28, $4.31 and $3.48 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2012, 2011 and 2010.

	For the Year Ended December 31
Black-Scholes Values	2012	2011	2010
Expected volatility	35.67%	39.55%	35.60%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.32%	1.71%	2.40%
Expected life in years	8.07	7.94	7.43
Weighted-average grant date fair value	$4.28	$4.31	$3.48

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of all other options was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Expected volatilities were calculated as one-half of the average historical volatility of comparable companies during the time period, plus one-half of average implied volatility of comparable companies. The Company utilized historical data to estimate share option exercise and employee departure behavior.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $300,000, $77,000 and $-0-, respectively. The Company cash settled the stock options exercised during 2011 at the intrinsic value of $77,000 and no additional expense was recognized at settlement. At December 31, 2012, there was $6.2 million of unrecognized compensation costs related to non-vested stock options which are expected to be recorded over an average period of 2.5 years.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Restricted stock has been granted under the 2006 Plan and individual agreements. Until the lapse of restrictions, generally extending over a five-year period, all unvested shares are subject to forfeiture if a grantee ceases to provide services to the Company as an employee. Upon a change in control of the Company, the shares of restricted stock are no longer subject to forfeiture. The restricted shares are eligible to receive dividends on unvested shares. The dividends are paid to the individual upon vesting of the awards. The Company paid dividends upon vesting of restricted shares of $0 and $661,000 in 2012 and 2011, respectively.

Set forth below is a summary of restricted stock transactions in 2012.

	Restricted Share Awards (#)	Weighted Grant Date Fair Value ($)
Outstanding at December 31, 2011	374,000	7.14
Granted	120,000	10.15
Vested	(96,000)	7.14
Forfeited	(60,000)	7.00

Outstanding at December 31, 2012	338,000	8.22

Expected to Vest	338,000	8.22

During 2012, 2011 and 2010, the Company recorded compensation expense associated with restricted stock awards of $656,000 $791,000 and $8.1 million, respectively. Included in the 2010 $8.1 million expense is $4.7 million expense in connection with the accelerated vesting of restricted shares in connection with the departure of two Company executives. At December 31, 2012, there was $2.6 million of unrecognized compensation costs, which are expected to be recorded over an average period of 3.4 years.

Other Stock-Based Compensation Plans

The Company has had various stock-based incentive programs where the Company agreed to distribute, in cash, an aggregate of the dollar equivalent of various HealthMarkets’ shares to eligible participants of each program. At December 31, 2011, the Company had one stock-based incentive program outstanding where the Company agreed to distribute, in cash, an aggregate of the dollar equivalent of 100,000 HealthMarkets shares to eligible participants. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. During 2012, 2011 and 2010, the Company paid $325,000, $289,000 and $1.9 million, respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2012 and 2011, the Company’s liability for future benefits payable under these programs was $0 and $274,000, respectively, and was recorded in “Other liabilities” on the consolidated balance sheets.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands except per share amounts)
Income (loss) from continuing operations	$(7,255)	$13,747	$58,640
Income from discontinued operations	321	79	66

Net income (loss) available to common shareholders	$(6,934)	$13,826	$58,706

Weighted average shares outstanding, basic	30,350	30,387	29,769
Dilutive effect of stock options and other shares (see Note 13)	0	873	930

Weighted average shares outstanding, dilutive	30,350	31,260	30,699

Basic earnings (loss) per share:
From continuing operations	$(0.24)	$0.45	$1.97
From discontinued operations	0.01	0.00	0.00

Net income per share, basic	$(0.23)	$0.45	$1.97

Diluted earnings (loss) per share:
From continuing operations	$(0.24)	$0.44	$1.91
From discontinued operations	0.01	0.00	0.00

Net income (loss) per share, diluted	$(0.23)	$0.44	$1.91

During the year ended December 31, 2012, 933,728 of common stock equivalents were anti-dilutive. Consequently, the effect of their conversion into shares of common stock has been excluded from the calculation of diluted net income (loss) per share.

15. RELATED PARTY TRANSACTIONS

Introduction

At December 31, 2012, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners held approximately 53.89%, 22.09%, and 11.05%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu and Jason K. Giordano serve as a Senior Managing Director and Managing Director, respectively, in the Corporate Private Equity group of The Blackstone Group; Adrian M. Jones serves as Managing Director of Goldman, Sachs & Co; and R. Neal Pomroy is Partner of Credit Suisse-DLJ Merchant Banking Partners.

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, whereby the advisory affiliates agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are, in each case, subject to an upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees of $12.5 million for each of 2012 and 2011 were paid in full to the advisory affiliates of the Private Equity Investors in January of each year. The aggregate annual monitoring fee of $15.0 million for 2010 included an initial payment of $12.5 million paid in January 2010 and an additional $2.5 million paid in April 2010 representing an upward adjustment. The monitoring fees were expensed ratably during the year incurred in “Other expenses” on the consolidated statements of operations in the Corporate reporting segment. Of the aggregate annual monitoring fees of $12.5 million for 2013, the Company paid $12.5 million in January 2013. The Company does not expect to incur any additional monitoring fees related to the Transaction and Monitoring Fee Agreements for 2013.

Future Transaction Fee Agreements

In accordance with the terms of separate Future Transaction Fee Agreements, each dated as of May 11, 2006, affiliates of each of the Private Equity Investors agreed to provide to the Company certain financial and strategic advisory services with respect to future acquisitions, divestitures and recapitalizations. For such services, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners are entitled to receive 0.6193%, 0.2538% and 0.1269%, respectively, of the aggregate enterprise value of any units acquired, sold or recapitalized by the Company. The Company has not paid any Future Transaction Fees during the three years ended 2012.

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

In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program. The Company’s participation during 2012, 2011 and 2010 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

Registration Rights Agreement

The Company is a party to a registration rights and coordination committee agreement, dated as of April 5, 2006 (the “Registration Rights Agreement”), with the investment affiliates of each of the Private Equity

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. In 2012, the Company did not fund any capital calls and received $152,000 in capital distributions. At December 31, 2012, based on funding by the Company and commitment reductions of $3.6 million by the fund managers, the Company had a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $1.6 million.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. In 2012, the Company funded no capital calls; received capital distributions of $396,000; and received a distribution of earnings of $220,000. As of December, 2012, the Company had a remaining commitment to The Blackstone Strategic Alliance Fund L.P. of $407,000.

Special Dividend

In connection with the special cash dividend in the amount of $3.94 per share declared on February 25, 2010 and payable on March 9, 2010, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and Credit Suisse-DLJ Merchant Banking Partners received cash dividends in the amount of $65.0 million, $26.6 million and $13.3 million, respectively.

Other

From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. During 2012, 2011 and 2010, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During 2012, 2011 and 2010 in connection

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these events, the Company paid the hotel approximately $919,000, $601,000 and $3.6 million, respectively. Additionally, employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest.

The Company also outsources some of its claim processing function to a service provider that became affiliated with The Blackstone Group in late 2011. During 2012 the Company paid this service provider $2.0 million.

16. COMMITMENTS AND CONTINGENCIES

Litigation Matters

The Company is a party to the following material legal proceedings:

People of the State of California v. HealthMarkets et al.

As previously disclosed, on October 20, 2010, HealthMarkets, Inc., MEGA, Mid-West and certain of the Company’s private equity investors were named as defendants in an action filed by the City Attorney for Los Angeles on behalf of the State of California (People of the State of California v. HealthMarkets et al.) in the Superior Court for the State of California, Los Angeles County Central District, Case No. BC447836. Plaintiff alleges, among other things, that the insurance company defendants violated the California Unfair Competition Law by improperly marketing limited forms of health insurance for which coverage was allegedly misrepresented as being comprehensive in nature. Plaintiff further alleges that the insurance company defendants violated the California False Advertising Law by using various forms of false advertising in connection with the sale and distribution of their insurance coverage. Plaintiff seeks civil penalties under California Law in the amount of $2,500 for each violation, as well as equitable relief in the form of restitution for the value of all money or property that the defendants allegedly acquired by means of unfair competition, deceptive marketing and false advertising. In August 2011, the Court dismissed The Blackstone Group (“Blackstone”) and Goldman Sachs defendants from this matter on the basis that the plaintiff had not plead facts with sufficient specificity to constitute a valid cause of action against these parties. After a series of amended complaints in which the plaintiff unsuccessfully attempted to state a cause of action against Blackstone, on December 17, 2012, the Court sustained Blackstone’s demurrer to the Third Amended Complaint and once again dismissed Blackstone from the case, but granted the plaintiff leave to file a fourth amended complaint and permitted further discovery to proceed. Plaintiff filed a fourth amended complaint in January 2013 which the Company answered on February 26, 2013. The Company is mounting a vigorous defense of this action. However, given the early stage of this matter, the Company is unable to determine at this time what, if any, impact it may have on the Company’s consolidated financial condition or results of operations.

Insurance Litigation

As previously disclosed, Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff appealed the dismissal of this matter to the United States Tenth Circuit Court of Appeals which, on April 7, 2010, affirmed the dismissal. On June 16, 2008, plaintiff filed a related action with similar allegations naming HealthMarkets and Cornerstone

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America (formerly the principal marketing division of Mid-West) (Lukas Myers and Howard Myers et al. v. HealthMarkets, Inc., Cornerstone America, et al.) in the District Court of Arapahoe County, Colorado, Case No. 08-CV-1236 (the “Myers II matter”). Plaintiffs allege several causes of action, including fraud, fraudulent misrepresentation, breach of contract, bad faith and breach of the Colorado Consumer Protection Act, and seek unspecified compensatory and punitive damages, treble damages under the Colorado Consumer Protection Act, costs and attorneys’ fees. The state court has entered a stay of the Myers II matter pending resolution of the reopening of plaintiff’s bankruptcy. Discovery in the bankruptcy matter is proceeding. The Company believes that resolution of this matter, after consideration of applicable reserves and/or potentially available insurance coverage benefits, will not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Invasion of Privacy Litigation

As previously disclosed, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleged invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Following the denial of plaintiff’s motion for class certification, in February 2012, the parties settled this matter on terms that, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Agent Litigation

On July 6, 2010, HealthMarkets, Inc., MEGA and Mid-West were named as defendants in a putative class action (Jeffrey Cutter, Rina Discepolo, on behalf of themselves and others similarly situated v. HealthMarkets, Inc. et al.) pending in the Norfolk County Superior Court, Commonwealth of Massachusetts, Case No. 1:10-cv:11488-JLT. On August 13, 2010, this matter was removed to the United States District Court for the District of Massachusetts. The complaint alleges that the named plaintiffs (former district sales leaders contracted with the Company’s insurance subsidiaries) were employees (rather than independent contractors) under Massachusetts law and are therefore entitled, among other relief, to recover certain business costs under the Massachusetts Wage Act. On July 21, 2011, the Court certified the class. In August 2012, the parties agreed to settle this matter, which settlement was approved by the Court on December 11, 2012. The resolution of this matter, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Commonwealth of Massachusetts Litigation

As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Massachusetts Attorney General on behalf of the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411-F. HealthMarkets, Inc. and Mid-West (together with MEGA, the “Defendants”) were added as defendants on August 22, 2007. Plaintiff alleged, among other things, that Defendants engaged in unfair and deceptive practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits. On August 31, 2009, the Defendants and the Commonwealth of Massachusetts agreed to settle this matter by executing a Final Judgment by Consent (the “Consent”), which the

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court approved on September 3, 2009. By entering into the Consent, the Defendants did not admit to any violation of law or liability. The settlement terms include a collective total payment of $15.0 million, subject to certain credits for payments made under the August 26, 2009 Regulatory Settlement Agreement with the Massachusetts Division of Insurance (the “Settlement Agreement”). Each Defendant paid $5.0 million, comprised of (i) $1.0 million to be paid as civil penalties (the “Penalties Payment”); (ii) $250,000 to be paid as attorneys’ fees and costs; and (iii) $3.75 million to be paid for consumer compensatory damages and other consumer relief (the “Consumer Relief Payments”). The Consent acknowledges the obligations of MEGA and Mid-West under the Settlement Agreement to pay $2.0 million, together with amounts pursuant to a claims reassessment process. The Consent provides credits as follows: (i) the $2.0 million payment under the Settlement Agreement will be credited towards the $2.0 million in Penalties Payments that MEGA and Mid-West would otherwise be required to collectively pay and (ii) based on amounts to be paid by MEGA and Mid-West under the Settlement Agreement for claims reassessment, the Attorney General will provide a preliminary credit of $400,000 toward the Consumer Relief Payments due collectively from MEGA and Mid-West. If the total amount of such claims reassessment payments is less than $400,000, MEGA and Mid-West must pay the difference. The Company paid $12.6 million in September 2009 in accordance with the terms of the Consent. As previously disclosed, on July 2, 2012, MEGA and Mid-West collectively paid an additional $288,184 to the Massachusetts Attorney General. These payments represent, collectively, the difference between the claims reassessment payments made and $400,000, and effectively close all outstanding matters under the Consent. The resolution of this matter, after consideration of applicable reserves and/or potentially available insurance coverage benefits, did not have a material adverse effect on the Company’s consolidated financial condition on results of operations.

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

Given the expense and inherent risks and uncertainties of litigation, the Company regularly evaluates litigation matters pending against it to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which the Company enters into a settlement agreement. Although HealthMarkets has recorded litigation reserves, which represent the Company’s best estimate on probable losses, recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which the Company is subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Regulatory Matters

Multi-state Market Conduct Examination

As previously disclosed, in March 2005, the Company received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination (the “Multistate Examination”) of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company (the

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Insurance Companies”). On May 29, 2008, the Insurance Companies entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other states – Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The RSA provided, among other things, for a monetary penalty in the amount of $20 million, a potential additional monetary penalty up to an additional $10 million if the Insurance Companies were found not to comply with the requirements of the RSA when re-examined, and an “Outreach Program” to be administered by the Insurance Companies with certain existing insureds. The Insurance Companies’ compliance with the RSA was monitored by the Monitoring Regulators, through semi-annual reports from the Insurance Companies. The Monitoring Regulators were responsible for determining the amount of the additional penalty for any failure to comply with the requirements of the RSA through a re-examination. As previously disclosed, following a re-examination by the Monitoring Regulators to assess the Insurance Companies’ performance with respect to RSA Standards for Performance Measurement, effective June 26, 2012, the Insurance Companies entered into an agreement with the Monitoring Regulators which included a monetary penalty of $325,000 and completed and closed the Multistate Examination (the “Agreement”) as to all of the state insurance regulators which signed the RSA on terms that that, after consideration of applicable reserves, did not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

General Regulatory Matters

In addition to the regulatory matters discussed above, the Company’s insurance subsidiaries are subject to market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products or impair the Company’s ability to sell insurance policies or retain customers, and could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Leases

The Company and its subsidiaries lease office space under various lease agreements with initial lease periods ranging from three to ten and one-half years. At December 31, 2012, minimum rental commitments under non-cancellable operating leases were as follows:

Operating
Leases
(In thousands)
2013	$4,478
2014	2,880
2015	2,179
2016	1,381
2017	259
Thereafter	31

Total minimum lease payments	$11,208
Sublease proceeds	(1,306)

Net lease payments	$9,902

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $4.6 million, $4.6 million and $4.3 million, respectively. The Company subleases office space under multiple agreements, which expire on various dates through 2023. Sublease income from such agreements was $891,000, $810,000 and $434,000 for 2012, 2011 and 2010, respectively.

During 2010, the Company recorded lease impairment expense of approximately $1.2 million. Such expense relates to five leased facilities which the Company no longer utilizes. With respect to the abandoned facilities, at December 31, 2012 the Company had a liability of $1.1 million, which is included in “Other accounts payable” on the consolidated balance sheet. Lease payments net of sublease proceeds will be applied against the liability through October 2016, which is the remaining term of the leases. Such liability is based on the future commitment, net of expected sublease income.

Student Loan Commitments

As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has outstanding commitments to fund student loans through 2026. The total commitment for the next five school years and thereafter, as well as the amount the Company expects to fund considering utilization rates and lapses, are as follows:

	Total Commitment	Expected Funding
	(In thousands)
2013	$1,877	$123
2014	2,400	64
2015	3,207	60
2016	3,309	44
2017	3,319	32
Thereafter	15,331	66

Total	$29,443	$389

In connection with the Company’s exit from the Life Insurance Division business, each of MEGA, Mid-West and Chesapeake entered into coinsurance agreements with Wilton Reassurance Company or its affiliates (“Wilton”). In accordance with the terms of the coinsurance agreements, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton to exceed $10.0 million. As of December 31, 2012, approximately $1.9 million of student loans have been funded by Wilton.

The Company’s arrangements with the third-party bank previously originating student loans terminated in 2010. To date, the Company has been unable to identify a new lender and there can be no assurance that such a lender will be identified in the future. In addition, as discussed above, the making of any student loan is expressly conditioned on the availability of a guarantee for the loan, and there is no longer a guarantor for the student loan program. As a result, loans under the child term rider are not available at this time. The Company does not believe this will have a material impact to the consolidated financial statements.

Letters of Credit and Trust Agreements

In the ordinary course of business, the Company’s insurance subsidiaries reinsure certain risks with other insurance companies. A number of reinsurance contracts associated with policies issued through ZON-Re required the Company to extend a letter of credit or enter into a trust agreement primarily to secure the payment

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of insured’s claims. At December 31, 2012, the Company had in place one trust agreement in the amount of $575,000 related to such reinsurance contracts. At December 31, 2012, the Company had no outstanding letters of credit.

17. INVESTMENT ANNUITY SEGREGATED ACCOUNTS

At December 31, 2012 and 2011, the Company had deferred investment annuity policies that have segregated account assets and liabilities, of $261.2 million and $252.4 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

18. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Acquisition of Repp Gartner Financial, Inc.

In July 2012, the Company’s Insphere subsidiary closed an asset purchase agreement with Repp Gartner Financial, Inc. (“Repp Gartner”)—a San Diego, California based insurance agency call center—pursuant to which Insphere acquired certain assets of Repp Gartner. This transaction enables Insphere to add a call center distribution channel to its business. The initial purchase price for the purchased assets was approximately $6.1 million, with additional earn-out payments possible based on the achievement of commission revenue targets attributable to such new call center distribution channel. In addition to the purchase price, Insphere recorded a liability for unearned revenue in the amount of $1.0 million and intangible assets in the amount of $6.2 million and goodwill of $819,000, all of which is deductible for federal income tax purposes. The intangible assets may increase in the future as the Company refines its estimate for the acquisition date fair value of the contingent consideration of the additional earn-out payments discussed above. The range of the contingent consideration is $0 to approximately $6.0 million. The Company anticipates completing this in the first quarter ending March 31, 2013.

Acquisition of Beneficial Investment Services, Inc.

On April 13, 2010, the Company completed the acquisition of all of the outstanding stock of Beneficial Investment Services, Inc. (“BIS”), a broker-dealer and registered investment adviser, and changed BIS’ name to Insphere Securities, Inc. (“ISI”). The total cash consideration related to this acquisition was approximately $1.6 million. ISI was a wholly owned subsidiary of Insphere. The acquisition generated $297,000 of goodwill primarily as a result of the anticipated synergies to be achieved in combination with the portfolio of life and annuity products sold by Insphere.

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

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

system on September 3, 2010. The Company substantially completed the orderly transition of customer accounts and completion of applicable business and regulatory requirements during the fourth quarter of 2010. The Company incurred a total pre-tax expense in connection with this action of approximately $2.4 million including the write-off of the related goodwill of $297,000.

19. SEGMENT INFORMATION

The Company operates four business segments, Commercial Health Division, Insphere, Corporate and Disposed Operations. Through the Commercial Health Division, the Company underwrites and administers a broad range of health and life insurance and supplemental products. Insphere includes net commission revenue, agent incentives, marketing costs and costs associated with the creation and development of Insphere. Corporate includes investment income not allocated to the other segments, realized gains or losses, interest expense on corporate debt, the Company’s student loans business, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the remaining run out of residual operations from the disposition and wind down of other businesses prior to 2010.

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

Revenue from continuing operations and income (loss) from continuing operations before federal income taxes (“Operating income”) for each of our business segments and divisions were as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue from continuing operations:
Commercial Health Division	$490,735	$585,269	$798,666
Insphere	91,360	73,723	46,170
Corporate	14,177	24,009	24,737
Intersegment Eliminations	(28,153)	(19,397)	(10,327)

Total revenues excluding disposed operations	568,119	663,604	859,246
Disposed Operations	158	1,593	2,407

Total revenue from continuing operations	$568,277	$665,197	$861,653

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Commercial Health Division	$67,202	$106,666	$249,861
Insphere	(43,957)	(53,694)	(81,335)
Corporate	(30,708)	(31,251)	(76,432)

Total operating income excluding disposed operations	(7,463)	21,721	92,094
Disposed Operations	812	1,727	3,023

Total income (loss) from continuing operations before federal income taxes	$(6,651)	$23,448	$95,117

Assets by operating segment at December 31, 2012, 2011 and 2010 are set forth in the table below:

	December 31,
	2012	2011	2010
	(In thousands)
Assets:
Commercial Health Division	$361,320	$400,908	$482,227
Insphere	50,849	62,194	77,139
Corporate	463,880	830,253	769,105

Total assets excluding assets of Disposed Operations	876,049	1,293,355	1,328,471
Disposed Operations	382,068	380,238	383,319

Total assets	$1,258,117	$1,673,593	$1,711,790

Disposed Operations assets at December 31, 2012, 2011 and 2010 primarily represent reinsurance recoverable for the Company’s former Life Insurance Division of $363.8 million, $356.8 million and $356.7 million, respectively.

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

BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Investments in and advances to subsidiaries*	$273,497	$309,721
Other invested assets	3,571	3,570
Cash, cash equivalents and short-term investments	42,255	376,061
Deferred financing costs and other assets	7	861

	$319,330	$690,213

LIABILITIES & STOCKHOLDER’S EQUITY
Accrued expenses and other liabilities	$11,423	$12,924
Payable to HealthMarkets, Inc.*	748	1,165
Debt	118,570	481,070

	130,741	495,159
Stockholder’s equity*	188,589	195,054

	$319,330	$690,213

*	Eliminated in consolidation.

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income:
Dividends from continuing operations*	$67,000	$322,250	$128,500
Investment and other income	467	1,391	832

	67,467	323,641	129,332
Expenses:
Administrative and interest expense	6,018	15,430	24,619

Income before equity in undistributed earnings of subsidiaries	61,449	308,211	104,713
Deficit in undistributed earnings of subsidiaries*	(53,567)	(283,986)	(16,544)

Net income	$7,882	$24,225	$88,169

*	Eliminated in consolidation.

HEALTHMARKETS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. QUARTERLY UNAUDITED DATA

	For the Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except per share amounts)
Income Statement Data:
Revenues from continuing operations	$135,407	$140,235	$149,255	$143,380	$154,309	$161,320	$164,544	$185,024
Income (loss) from continuing operations before federal income taxes	980	(5,837)	1,849	(3,643)	3,498	11,378	2,208	6,364
Income (loss) from continuing operations	551	(4,041)	(1,248)	(2,517)	1,375	7,143	1,296	3,933
Income (loss) from discontinued operations	(4)	16	28	281	44	11	10	14
Net income (loss)	$547	$(4,025)	$(1,220)	$(2,236)	$1,419	$7,154	$1,306	$3,947
Per Share Data:
Basic earnings per common share:
Income (loss) from continuing operations	$0.01	$(0.13)	$(0.04)	$(0.08)	$0.06	$0.23	$0.04	$0.13
Income from discontinued operations	0.00	0.00	0.00	0.01	0.00	0.00	0.00	0.00

Net income (loss)	$0.01	$(0.13)	$(0.04)	$(0.07)	$0.06	$0.23	$0.04	$0.13

Diluted earnings per common share:
Income (loss) from continuing operations	$0.01	$(0.13)	$(0.04)	$(0.08)	$0.06	$0.23	$0.04	$0.13
Income from discontinued operations	0.00	0.00	0.00	0.01	0.00	0.00	0.00	0.00

Net income (loss)	$0.01	$(0.13)	$(0.04)	$(0.07)	$0.06	$0.23	$0.04	$0.13

Computation of earnings per share for each quarter is made independently of earnings per share for the year.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Investments in and advances to subsidiaries*	$189,337	$196,219
Cash, cash equivalents and short-term investments	73,302	74,244
Refundable income taxes	0	3,568
Deferred income tax	15,559	9,029
Other	46	62

	$278,244	$283,122

LIABILITIES
Accrued expenses and other liabilities	$6,046	$7,880
Agent plan liability	1,337	1,965
Net liabilities of discontinued operations	934	1,486

	8,317	11,331
STOCKHOLDERS’ EQUITY
Common stock	321	322
Additional paid-in capital	50,616	50,535
Accumulated other comprehensive income	26,373	21,838
Retained earnings	207,919	214,853
Treasury stock	(15,302)	(15,757)

	269,927	271,791

	$278,244	$283,122

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income:
Dividends from continuing operations*	$67,000	$0	$120,000
Intercompany administrative fees*	4,696	4,385	0
Interest and other income	(57)	95	70

	71,639	4,480	120,070
Expenses:
General and administrative expenses (includes amounts paid to related parties of $15,260, $14,434 and $16,737 in 2012, 2011 and 2010, respectively)	25,685	25,751	52,003

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	45,954	(21,271)	68,067
Federal income tax benefit	6,229	10,793	22,470

Income (loss) before equity in undistributed earnings of subsidiaries	52,183	(10,478)	90,537
Surplus (deficit) in undistributed earnings of continuing operations*	(59,438)	24,225	(31,897)

Income (loss) from continuing operations	(7,255)	13,747	58,640
Loss from discontinued operations	0	0	0
Equity in undistributed earnings from discontinued operations*	321	79	66

Income from discontinued operations	321	79	66

Net income (loss)	$(6,934)	$13,826	$58,706

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income (loss)	$(6,934)	$13,826	$58,706
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	0	0	0
Equity in undistributed earnings of subsidiaries of discontinued operations*	(321)	(79)	(66)
Deficit (equity) in undistributed earnings of continuing operations*	59,438	(24,225)	31,897
Equity based compensation	3,630	4,472	16,438
Change in accrued expenses and other liabilities	(1,834)	(3,457)	(5,116)
Change in deferred income tax	(6,530)	4,281	1,276
Change in federal income tax refundable	3,568	7,580	4,606
Other items, net	16	28	8,012

Cash provided by continuing operations	51,033	2,426	115,753
Cash used in discontinued operations	(231)	(9)	(178)

Net cash provided by Operating Activities	50,802	2,417	115,575

Investing Activities
Sales, maturities, calls and redemptions of securities available for sale	0	0	8,000
Increase in investments in and advances to subsidiaries	(46,047)	11,829	41,453

Net cash provided by (used in) Investing Activities	(46,047)	11,829	49,453

Financing Activities
Tax benefits from share-based compensation	0	(793)	(1,123)
Purchase of treasury stock	(10,563)	(10,597)	(9,718)
Proceeds from shares issued to officers, directors and agent plans	4,945	4,294	7,044
Payments of dividends to shareholders	0	0	(118,454)
Other financing activity	(79)	(77)	0

Net cash used in Financing Activities	(5,697)	(7,173)	(122,251)

Net change in cash and cash equivalents	(942)	7,073	42,777
Cash and cash equivalents at beginning of period	74,244	67,171	24,394

Cash and cash equivalents at end of period	$73,302	$74,244	$67,171

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
	Deferred Policy Acquisition Costs	Future Policy Benefits Losses, Claims, and Loss Expenses	Unearned Premiums	Policyholder Funds
	(In thousands)
December 31, 2012:
Commercial Health Division	$13,454	$192,428	$22,717	$9,799
Disposed Operations	0	359,512	273	5,659

Total	$13,454	$551,940	$22,990	$15,458

December 31, 2011:
Commercial Health Division	$14,639	$213,883	$27,160	$28,364
Disposed Operations	0	354,023	363	5,803

Total	$14,639	$567,906	$27,523	$34,167

December 31, 2010:
Commercial Health Division	$24,828	$307,385	$34,090	$1,599
Disposed Operations	0	355,063	772	6,088

Total	$24,828	$662,448	$34,862	$7,687

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. J	Col. K
	Premium Revenue	Investment Income(1)	Benefits, Claims Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(2)	Premiums Written
	(In thousands)
2012:
Commercial Health Division	$458,713	$11,015	$323,530	$8,689	$70,307
Disposed Operations	28	130	(895)	0	240

	$458,741	$11,145	$322,635	$8,689	$70,547	$454,208

2011:
Commercial Health Division	$544,661	$13,999	$360,087	$16,432	$80,212
Disposed Operations	(4)	1,598	(663)	0	531

	$544,657	$15,597	$359,424	$16,432	$80,743	$537,318

2010:
Commercial Health Division	$736,809	$21,579	$369,764	$31,152	$120,701
Disposed Operations	642	1,761	(3,120)	392	2,106

	$737,451	$23,340	$366,644	$31,544	$122,807	$726,004

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(2)	Other operating expenses include underwriting, acquisition and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.

AND SUBSIDIARIES

REINSURANCE

	Gross Amount	Ceded	Assumed	Net Amount	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year Ended December 31, 2012 Life insurance in-force	$5,598,949	$5,396,907	$6,850	$208,892	3.3%

Premiums earned:
Life insurance	$60,617	$59,241	$149	$1,525	9.8%
Health insurance	458,991	3,250	1,475	457,216	0.3%

	$519,608	$62,491	$1,624	$458,741

Year Ended December 31, 2011 Life insurance in-force	$5,858,624	$5,698,621	$11,132	$171,135	6.5%

Premiums earned:
Life insurance	$65,748	$64,272	$89	$1,565	5.7%
Health insurance	544,680	2,531	943	543,092	0.2%

	$610,428	$66,803	$1,032	$544,657

Year Ended December 31, 2010 Life insurance in-force	$6,553,984	$6,349,021	$165	$205,128	0.1%

Premiums earned:
Life insurance	$73,954	$72,106	$65	$1,913	3.4%
Health insurance	735,472	946	1,012	735,538	0.1%

	$809,426	$73,052	$1,077	$737,451

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Cost and Expenses	Increase in Carrying Value	Recoveries/ Amounts Charged Off	Deductions/ Balance at End of Period
	(In thousands)
Allowance for losses:
Year ended December 31, 2012:
Agents’ receivables	$6,903	$1,672	$0	$(4,492)	$4,083
Student loans	5,991	1,867	0	(409)	7,449
Year ended December 31, 2011:
Agents’ receivables	$4,997	$4,609	$0	$(2,703)	$6,903
Student loans	4,108	2,130	0	(247)	5,991
Year ended December 31, 2010:
Agents’ receivables	$2,294	$6,528	$0	$(3,825)	$4,997
Student loans	12,032	3,212	0	(11,136)	4,108

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	—	Certificate of Incorporation of HealthMarkets, Inc. as amended May 23, 2011, filed as exhibit 3.1 to Form 10-Q dated June 30, 2011, File No. 001-14953, and incorporated by reference herein.

3.2	—	Amended Bylaws of HealthMarkets, Inc., filed as exhibit 3.2 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.

4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, filed as Exhibit 4.7 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein.

4.8	—	Specimen Stock Certificate of Class A-2 Common Stock, filed as Exhibit 4.8 to the Annual Report on Form 10-K dated March 18, 2009, File No. 001-14953, and incorporated by reference herein.

10.01	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.

10.02	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.03	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.

10.04	—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.

10.05	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.06	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.07	—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.08	—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.09	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.10	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.11	—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.

10.12	—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

10.13	—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690 and Amendment to Stockholders Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 2, 2011, File No. 0001-14953 and incorporated by reference herein.

10.14	—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

10.15	—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.16	—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.

10.17	—	HealthMarkets, Inc. InVest Stock Ownership Plan (Effective January 1, 2010), filed as Exhibit 99.1 to Registration Statement on Form S-8 filed on December 15, 2009, File No. 333-163726 and Amended and Restated HealthMarkets, Inc. InVest Stock Ownership Plan as amended May 13, 2011, filed as Exhibit 10.2 to the Form 10-Q dated June 30, 2011, File No. 001-14953 and incorporated by reference herein.

10.18*	—	Second Amended and Restated HealthMarkets 2006 Management Option Plan, filed as Exhibit A to the Company’s Schedule 14C, File No. 001-14953, filed with the Securities and Exchange Commission on November 10, 2009, and incorporated by reference herein.

10.19*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.

10.20	—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

10.21	—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

10.22	—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.

10.23	—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.

10.24*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.

10.25*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.

10.26	—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. filed as Exhibit 10.111 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

10.27	—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P. , filed as Exhibit 10.112 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.28	—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P., filed as Exhibit 10.113 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

10.29	—	Regulatory Settlement Agreement entered into as of May 29, 2008 by and among The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Chesapeake Life Insurance Company and the signatory regulators, filed as Exhibit 10.1 to the Current Report on Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.

10.30	—	Agreement for Reinsurance and Purchase and Sale of Assets by and among The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, The MEGA Life and Health Insurance Company, HealthMarkets, LLC and Wilton Reassurance Company, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 12, 2008, File No. 001-14953, and incorporated by reference herein.

10.31	—	Settlement Agreement, dated as of August 26, 2009, by and between The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company and the Commissioner of the Massachusetts Division of Insurance, filed as exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.

10.32	—	Final Judgment by Consent, dated August 31, 2009, in the matter Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company et al., filed as exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009, File No. 001-14953, and incorporated by reference herein.

10.33*+	—	Employment Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.34*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.4 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.35*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.36*	—	Special Restricted Share Agreement, dated September 8, 2009, between the Company and Phillip Hildebrand, filed as Exhibit 10.6 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.37*	—	Subscription Agreement, dated June 30, 2008, between the Company and Phillip Hildebrand, filed as Exhibit 10.7 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.38*+	—	Employment Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.8 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.39*	—	Nonqualified Stock Option Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.9 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.40*	—	Restricted Share Agreement, dated September 8, 2009, between the Company and Anurag Chandra, filed as Exhibit 10.10 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.41*+	—	Employment Agreement, dated September 8, 2009, between the Company and Steven P. Irwin, filed as Exhibit 10.11 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.42*+	—	Employment Agreement, dated September 8, 2009, between the Company and B. Curtis Westen, filed as Exhibit 10.12 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.43*	—	Employment Agreement, dated December 18, 2006, between the Company and Jack V. Heller and amendment thereto dated September 10, 2009, filed as Exhibit 10.13 to the Current Report on Form 10-Q dated September 30, 2009, File No. 001-14953, and incorporated by reference herein.

10.44*	—	Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.45*	—	Restricted Share Agreement, dated as of March 29, 2010, by and between HealthMarkets, Inc. and Anurag Chandra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated March 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.46*	—	Nonqualified Stock Option Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.47*	—	Restricted Share Agreement, made as of June 29, 2010, by and between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 29, 2010, File No. 001-14953 and incorporated by reference herein.

10.48*	—	Summary of Material Terms and Conditions, Executive Retention Program, for Jack V. Heller, filed as Exhibit 10.3 to the Current Report on Form 10-Q dated June 30, 2010, file No. 001-14953, and incorporated by reference herein.

10.49*	—	Letter Agreement, dated as of August 27, 2010, amending the terms of the Employment Agreement between HealthMarkets, Inc. and Steven P. Erwin, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 27, 2010, File No. 001-14953, and incorporated by reference herein.

10.50*	—	Employment Agreement, made as of September 24, 2010, by and between HealthMarkets, Inc. and Kenneth J. Fasola, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.51*	—	Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Kenneth J. Fasola, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.52*	—	Restricted Share Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.53*	—	Form of Subscription Agreement by and between HealthMarkets, Inc. and Kenneth Fasola, filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

Exhibit Number		Description of Exhibit

10.54*	—	Transition Agreement, made as of September 27, 2010, by and between HealthMarkets, Inc. and Phillip J. Hildebrand, filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 24, 2010, File No. 001-14953, and incorporated by reference herein.

10.55*	—	Employment Agreement, made as of October 26, 2010, by and between HealthMarkets, Inc. and B. Curtis Westen filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 26, 2010, File No. 001-14953, and incorporated by reference herein.

10.56*	—	Employment Agreement, effective as of August 17,2011, by and between HealthMarkets, Inc. and K. Alec Mahmood, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 17, 2011, File No. 001-14953, and incorporated by reference herein.

10.57*	—	Separation Agreement, dated as of September 1, 2011, between HealthMarkets, Inc. and B. Curtis Westen, filed as Exhibit 10.1 to the Current Report on Form 8-K/A dated September 1, 2011, File No. 001-14953, and incorporated by reference herein.

10.58*	—	Independent Contractor Consulting Agreement, dated as of September 1, 2011, between HealthMarkets, Inc. and B. Curtis Westen, filed as Exhibit 10.1 to the Current Report on Form 8-K/A dated September 1, 2011, File No. 001-14953, and incorporated by reference herein.

10.59*	—	Separation Agreement, dated as of November 3, 2011, between HealthMarkets, Inc. and Jack V. Heller, filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 3, 2011, File No. 001-14953, and incorporated by reference herein.

10.60*	—	Employment Agreement, dated April 4, 2006, between the Company and Derrick A. Duke, filed as Exhibit 10.60 to the Annual Report on Form 10-K dated March 8, 2012, File No. 001-14953, and incorporated by reference herein.

10.61*	—	Nonqualified Stock Option Agreement, dated as of June 29, 2010, by and between HealthMarkets, Inc. and Derrick A. Duke, filed as Exhibit 10.61 to the Annual Report on Form 10-K dated March 8, 2012, File No. 001-14953, and incorporated by reference herein.

10.62*	—	Restricted Share Agreement, dated as of June 29, 2010, by and between HealthMarkets, Inc. and Derrick A. Duke, filed as Exhibit 10.62 to the Annual Report on Form 10-K dated March 8, 2012, File No. 001-14953, and incorporated by reference herein.

10.63*	—	Summary of Material Terms and Conditions, Executive Retention Program, dated as of July 1, 2010 between the Company and Derrick A. Duke, filed as Exhibit 10.63 to the Annual Report on Form 10-K dated March 8, 2012, File No. 001-14953, and incorporated by reference herein.

10.64*	—	Letter Agreement, dated as of August 31, 2011, between the Company and Mark Smith, filed as Exhibit 10.64 to the Annual Report on Form 10-K dated March 8, 2012, File No. 001-14953, and incorporated by reference herein.

10.65*	—	Nonqualified Stock Option Agreement, dated as of December 12, 2011, by and between HealthMarkets, Inc. and Mark Smith, filed as Exhibit 10.65 to the Annual Report on Form 10-K dated March 8, 2012, File No. 001-14953, and incorporated by reference herein.

10.66*	—	Employment Agreement, effective as of November 1, 2012, between HealthMarkets, Inc. and R. Scott Donovan filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2012, File No. 001-14953, and incorporated by reference herein.

10.67	—	Agreement Completing and Closing Multistate Examination dated June 26, 2012, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 29, 2012, File No. 001-14953, and incorporated by reference herein.

10.68*	—	Nonqualified Stock Option Agreement, dated as of November 13, 2012, by and between HealthMarkets, Inc. and Derrick A. Duke.

Exhibit Number		Description of Exhibit

10.69*	—	Nonqualified Stock Option Agreement, dated as of November 13, 2012, by and between HealthMarkets, Inc. and Mark Smith.

18.1	—	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Account Principle filed as exhibit 18.1 to Form 10-Q dated March 31, 2011, File No. 001-14953, and incorporated by reference herein.

21	—	Subsidiaries of HealthMarkets

24	—	Power of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following materials from HealthMarkets’ Form 10-K for the period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes and Schedules to the Consolidated Financial Statements.

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement

+	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

